Form 10-K
CHAMBERS DEVELOPMENT CO INC
filed 1994-03-30
CIK 776074

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)
   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                       For the fiscal year ended December 31, 1993 or
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                For the transition period from             to             .

                         COMMISSION FILE NUMBER 1-9108

                            ------------------------

                       CHAMBERS DEVELOPMENT COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     25-1214958
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
            10700 FRANKSTOWN ROAD
           PITTSBURGH, PENNSYLVANIA                                15235
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (412) 242-6237

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
                 COMMON STOCK                             AMERICAN STOCK EXCHANGE
             CLASS A COMMON STOCK                         AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

     The aggregate market value of Chambers Development Company, Inc. Common Stock and Class A Common Stock held by non-affiliates as of March 18, 1994 was approximately $10,783,000 and $158,693,000, respectively. As of March 18, 1994, 16,015,950 shares of the registrant's Common Stock were outstanding and were held by approximately 557 shareholders of record and 50,773,177 shares of the registrant's Class A Common Stock were outstanding and were held by approximately 3,646 shareholders of record.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement dated March 28, 1994 are incorporated by reference into Part III of this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

     Chambers Development Company, Inc. (the "Company") is one of the leading providers of integrated solid waste services in the United States, with operations at the end of 1993 in selected areas of Pennsylvania, New Jersey, Virginia, South Carolina, Georgia, North Carolina, Maryland, West Virginia, Florida, Mississippi and Ohio. Major elements of the business include the operation, management, construction and engineering of solid waste sanitary landfills, transfer stations, recycling facilities and related operations. The Company also provides services for the collection, hauling and recycling of solid waste for municipal, commercial, industrial and residential customers. (See Item 8, "Financial Statements and Supplementary Data," for further information regarding operating results.)

     While the Company's operations in collection and hauling of wastes are typical of those in the waste services industry, the Company believes that it derives or may derive a competitive advantage from its landfills, which provide long-term disposal capacity for a majority of the Company's collection and hauling operations. Because of the proximity of the landfills to the areas served by its solid waste collection operations, the Company enjoys economies of operation in those locations. In addition, the development of its intermodal rail transportation system has expanded the geographical service area for its landfill operations. The Company presently owns or operates 14 sanitary landfills, one construction and demolition debris landfill and one medical, special and municipal waste incinerator. Consistent with its goal of complementary growth in solid waste collection and disposal activities, from 1987 through 1992, the Company acquired 55 waste services businesses, primarily collection operations, in most of the states mentioned above.

     In late 1992, the Company began a program to divest certain businesses that no longer met strategic and performance objectives. In that regard, in 1993, the Company sold one landfill, three transfer stations and six collection and hauling businesses, including all of its operations in Rhode Island, Texas, Massachusetts and Indiana. In late 1992, the Company also sold its security services business.

     The Company's waste services operations are subject to various and changing federal, state and local laws and substantial regulations under these laws by governmental authorities, including the United States Environmental Protection Agency and various state agencies and county and local authorities acting in conjunction with such federal and state agencies.

     Since early 1992, the Company has devoted substantial effort to the resolution of several significant legal and financial matters, and to shifting the primary emphasis of its marketing and operations from development of new disposal capacity to utilization of existing and previously developed capacity. (See "Financing" and Item 3, "Legal Proceedings," for a discussion of these financial and legal matters.)

     The Company was formed in 1971 as a Delaware corporation. The Company's principal executive offices are located at 10700 Frankstown Road, Pittsburgh, Pennsylvania 15235. Its telephone number is (412) 242-6237.

     Unless the context indicates to the contrary, as used in this report the term "Company" refers to Chambers Development Company, Inc. and its subsidiaries.

OPERATIONS

     The Company initially provided disposal services to public utilities and various services to government subdivisions, including recycling, hauling and sales of coal and steel by-products and the disposal of related wastes. After developing the ability to engineer and operate disposal sites for the handling of solid waste in compliance with environmental standards, the Company expanded its operations to include disposal of municipal solid waste and later to include collection, recycling and hauling of commercial and residential waste and the operation of solid waste transfer stations. The Company has in past years devoted considerable resources to the development and construction of new landfill sites. However, the Company currently is focusing its efforts on improving operating efficiencies, with particular emphasis on increasing the volume of waste disposed of in its current landfills, in order to achieve greater utilization of those facilities.

     Although the Company's waste services business is described herein as five separate operations -- landfills, transfer stations, collection and hauling, recycling and medical waste -- these operations are in many respects integrated. For example, the Company's landfills generate revenues from third-party disposal and also support the Company's local collection and hauling operations; similarly, the Company's transfer stations and recycling facilities operate in conjunction with both the landfill and the collection and hauling operations.

     LANDFILL OPERATIONS. The Company owns or operates 14 sanitary landfills for disposal of nonhazardous solid waste and one construction and demolition debris landfill. Of the sanitary landfills, five are located in Pennsylvania, two each in South Carolina and Virginia and one each in West Virginia, Maryland, Florida, Mississippi and Georgia; all except the Mississippi site are either owned by the Company or held under long-term lease. The construction and demolition debris landfill is located in Georgia. The Company's landfills currently provide disposal capacity for a majority of its collection and hauling operations. Most of the landfills are located close to municipal areas served by the Company's collection operations or are accessible to transfer facilities where waste is consolidated into trailers or rail containers to afford efficient transportation from remote areas to the disposal sites.

     Prior to 1992, the Company's primary emphasis had been upon developing and constructing new landfills ("greenfield sites"), either independently or in cooperation with the municipal entity within which the property was located. The Company believes that the development and construction of new landfills, while often time consuming and requiring significant capital expenditures and related indirect expenses, is usually preferable to the acquisition of existing landfill sites, so that the environmental risks often associated with acquired landfills can be avoided. In 1992, the Company reexamined its strategies in light of its financial condition and, recognizing that it held permits to construct sufficient disposal capacity to service its anticipated needs for a substantial period of time, decided to focus its efforts on increasing the utilization of its existing landfills. In addition, the Company recognized that its ability to independently develop additional greenfield sites may be limited in the near term as the Company's access to the capital markets may be restricted (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

     LANDFILL OPERATIONAL ACTIVITY. Fees from third-party solid waste collectors and generators, consisting of landfill tipping fees and in certain instances subcontracted hauling fees, accounted for approximately 28% of the Company's revenues in 1993 and 23% in both 1992 and 1991. Tipping fees are based on the weight or volume and the type of waste disposed of at the landfills.

     While the Company's landfills are made available to numerous waste generators and third-party solid waste collectors, the Company has sought to obtain long-term contracts principally with governmental entities in order to create a predictable waste flow to its landfills. In this regard, for example, the Company has handled the disposal of the residential municipal solid waste from the City of Richmond, Virginia, since 1989 (including the operation of two transfer stations); and from the City of Fort Pierce, Florida, since early 1993.

     Under an agreement entered into in early 1991 with Bergen County, New Jersey, the Company has transported and disposed of the ash generated by the Essex County, New Jersey, incinerator, as well as that portion of the Bergen County solid waste which was not disposed of at the Essex County incinerator. The Bergen County contract, which expired in February 1994, generated $33.9 million, or 12%, of the Company's 1993 revenues. In December 1993, the Company was awarded a new three-year contract at a reduced rate for the municipal solid waste from Bergen County, New Jersey, to commence in March 1994. The contract provides the county options for two one-year renewal periods. The contract for the transportation and disposal of ash generated by the Essex County incinerator was awarded to a competitor effective in March 1994. Commencing in 1988, the Company had also provided disposal and transportation of solid waste from Union County, New Jersey, under contracts which were renegotiated in early 1991 and were terminated pursuant to their terms in December 1993. The Company had also provided disposal of the municipal solid waste from Passaic County, New Jersey, from December 1987 through November 1993. The Passaic County contract generated $10.5 million, or 4%, of the Company's 1993 waste services revenues (see Item 3, "Legal

Proceedings," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the impact of the expiration or renegotiation of these contracts).

     In 1993 as in 1992, the Company continued to place a growing emphasis on the disposal of special wastes, which consist of nonhazardous waste materials such as sewage sludges, contaminated soils, incinerator ash and certain industrial residues. Following a proposal process initiated by the New York City Department of Environmental Protection, the Company commenced service in January 1992 under a 6 1/2-year contract to transport and dispose of sewage sludge in amounts varying from 70 to 550 tons per day. The sewage sludge is being transported by truck in intermodal containers designed for leakproof waste transportation to a Company landfill.

     In September 1993, the Company sold its Indiana landfill, as well as related collection and hauling operations, to USA Waste Services, Inc. of Dallas, Texas.

     LANDFILL DEVELOPMENT AND CONSTRUCTION ACTIVITY. The Company has invested substantial capital to develop landfills with strict environmental controls. Development activities include site selection and site feasibility studies, environmental assessments (including hydrological and geological reviews), land acquisition, engineering and design work for the site as a whole, and the design and construction of the landfill infrastructure. The infrastructure consists of roadway or rail access systems, initial clearing and site preparation, leachate and methane collection and treatment systems, and stormwater and surface water management systems. All currently required groundwater monitoring devices and other environmental controls are in place at the sanitary landfills operated by the Company. A large portion of the infrastructure expenditures with respect to each site is nonrecurring, required only at the initial phase in order to prepare the site for the receipt of waste and to support the operation of the landfill throughout its useful life. The Company performs design and construction work in various phases of landfill development, including excavation and compaction of soils, and stormwater and surface water management. The Company has found that performing portions of its own landfill construction is cost effective in certain instances.

     As the operation of a landfill commences, site preparation, including excavation and the installation of a liner system at the base elevation of the site, requires significant capital expenditures, often exceeding $200,000 per acre. However, once a particular area of the site has been lined, limited additional investment is required with respect to overlaying waste on the lined areas. The daily filling activities normally provide for the sequential deposit of waste on the base liner system in adjacent areas within the site (typically referred to as "cells"). In order to maintain sanitary conditions at the landfills operated by the Company, heavy equipment is used to spread, compact and cover the waste daily with soil or other approved cover material. The construction of adjacent cells permits the creation of additional air space over previously constructed cells, which provides the Company additional airspace to accept waste with limited additional investment. This technique of overlaying waste materials on areas already lined reduces the ongoing capital requirements for facilities which are currently operational.

     Landfill operations are subject to increasingly strict and costly environmental regulation, and to numerous uncertainties resulting from legislative, regulatory and local land use restrictions, as well as increasing public attention and market changes. See "Regulation" for information concerning evolving environmental laws and regulations, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of related capital expenditures and constraints on expansion of landfill operations.

     TRANSFER STATION OPERATIONS. Transfer stations are facilities located in areas which are not convenient to, or which do not have ready access to, solid waste disposal sites. Residential and commercial collection vehicles operating within such areas, including the Company's vehicles in some cases, discharge their solid waste loads at these facilities. The waste is then consolidated and loaded into larger capacity transfer trailers or rail containers for efficient transportation to disposal sites, including landfills owned and operated by the Company. Transfer station operations accounted for approximately 19%, 20% and 24% of the Company's waste services revenues for 1993, 1992 and 1991, respectively.

     During 1993, the Company owned or operated nine solid waste transfer stations, with four in New Jersey, two in Virginia and one each in Pennsylvania, South Carolina and Ohio. The Company's Rhode Island transfer station operations were sold in March 1993. On December 31, 1993, the Company sold its two transfer stations in Morris County, New Jersey, to the Morris County Municipal Utilities Authority (the "MCMUA") but will continue to operate both transfer stations and provide transportation services under a contract with the MCMUA until the county's long -term solid waste system is in operation or December 31, 1996, if later.

     Operations at the transfer stations in Morris County, New Jersey, began in January 1988, and these facilities processed an aggregate of approximately 325,000 tons of municipal solid waste in 1993. Under its contracts with Morris County, during 1988 through 1993 the Company operated the transfer stations and provided long-distance transportation of waste from the transfer stations to a third-party disposal site. The contract for disposal of waste commencing in January 1995 has been awarded to a competitor of the Company, but the Company will continue to operate the transfer stations in 1995 and 1996, provided the county's solid waste system is not yet in operation. The Company's rates and revenues from the Morris County transfer station operations are subject to the ratemaking authority of the New Jersey Department of Environmental Protection and Energy. The two Morris County transfer station operations produced approximately 15% of the Company's 1993 waste services revenues.

     COLLECTION AND HAULING OPERATIONS. Waste collection and hauling generally support the Company's landfill and transfer station operations, although in certain areas, operations involve disposal at commercial or municipal landfills. Fees for collection and hauling services are based on such factors as the type and frequency of service, the volume or weight of the waste, the type of waste, disposal costs and the distance traveled.

     Collection and hauling revenues for commercial and industrial customers accounted for 39%, 42% and 40% of revenues in 1993, 1992 and 1991, respectively, which includes transportation revenues derived from certain of the Company's contracts. In most areas, the Company services commercial and industrial accounts without the requirement of prior municipal approval and, as such, competes with other operators and negotiates rates directly with individual customers. The Company typically contracts with commercial customers for collection, hauling and disposal of solid waste for a multi-year period. In limited areas, the Company competes for municipally-awarded franchises which include commercial and industrial accounts as well as residential accounts. Such contract awards may be in the form of exclusive or nonexclusive franchises for several years.

     Collection and hauling revenues for residential and municipal customers accounted for 8%, 10% and 9% of revenues for 1993, 1992 and 1991, respectively. Such services are performed primarily under exclusive contracts granted by municipalities on the basis of competitive bids.

     The competitive nature of the waste industry, the varying availability of landfills and disposal capacity, and the financial condition of the Company may affect the ability of the Company to secure and maintain municipal contracts in the future. (See "Financing" and "Regulation.")

     The Company expanded its collection and hauling operations through acquisition during 1986 through 1992, but did not in 1993. Management expects that, to the extent that there is acquisition activity in the next several years, it likely will be limited to relatively small acquisitions of businesses in existing markets.

     In late 1992, the Company began a program to divest certain businesses that no longer met strategic and performance objectives, and in March 1993, as an initial part of that program, sold substantially all of the assets of its collection, hauling and transfer station operations in Rhode Island, Massachusetts and Texas. The Company sold its landfill and collection and hauling operations in Indiana in September 1993, its collection and hauling operations in Conway, South Carolina, in November 1993, and its Columbus, Georgia, collection and hauling operations in December 1993. The marketing of additional non-core operations and assets is expected to continue throughout 1994 and may continue thereafter.

     RECYCLING OPERATIONS. The Company recognizes the importance of recycling materials recovered from solid waste streams where consistent with viable market conditions. The Company has engaged in recycling efforts in order to complement its range of waste management services. While extensive recycling is likely to reduce the size of the waste stream available for disposal in the Company's landfills, and although the market for recyclables is in many instances depressed due to an excessive supply of recovered materials, recycling has aided the Company's efforts to market its other waste services. Recycling revenues accounted for 3% of revenues in each of the last three years. At December 31, 1993, the Company owned and operated two recycling facilities, one each in Pennsylvania and Virginia.

     MEDICAL WASTE AND INCINERATOR OPERATIONS. Through its subsidiary, Chambers Medical Technologies, Inc. ("CMTI"), the Company owns and operates a medical, special and municipal waste incineration facility in Hampton, South Carolina. The facility is permitted to incinerate 200 tons per day of medical, municipal solid waste and other approved nonhazardous special wastes. CMTI is implementing a plan to maximize utilization of the facility in response to changing market conditions. CMTI is currently focusing its marketing on higher priced, higher fuel value special wastes such as pharmaceuticals, petrochemicals and scrap tires. State legislation restricts the facility's permitted incineration capacity to the greater of 50 tons per day of medical waste or 1/12 of the amount of medical waste generated within the state of South Carolina within one year. CMTI has undertaken a constitutional challenge to the state's imposition of the limitation, as well as to certain provisions of the South Carolina Infectious Waste Management Act and the regulations promulgated under the Act. At the trial level CMTI was successful in its challenge to certain fee requirements under the regulations; however, the statutorily imposed volume limitation was held to be constitutional. CMTI has filed a motion for a stay pending appeal of the implementation of the volume limitation, which stay pending appeal was granted. Prior to the acquisition of the Hampton facility, CMTI had not generated revenues from the treatment or disposal of medical waste. Medical waste and incinerator revenues accounted for 3%, 2% and 1% of revenues for 1993, 1992 and 1991, respectively.

     RESEARCH AND DEVELOPMENT. The Company has explored technologies and related business opportunities attendant to the disposal and recycling processes, including but not limited to refuse derived fuel, landfill methane gas recovery and related systems, and tire reclamation and recycling. The Company has also assisted in the development of, and holds an exclusive license to use, an intermodal containerized transportation system for the economical and environmentally safe transportation of solid waste by rail and truck.

COMPETITION

     Solid waste management is a highly competitive business which requires substantial investment in labor and capital resources. The sources of competition vary by locality and by the type of services provided, and originate from national, regional and local companies. Several national waste management companies are larger and have greater capital resources than the Company. Major competitors in the waste industry include WMX Technologies, Inc. and Browning-Ferris Industries, Inc. The Company also competes with municipalities and commercial facilities which provide their own waste hauling and disposal services. Disposal operations compete primarily on the basis of proximity to collection and hauling operations and on the basis of disposal cost. To acquire new collection and hauling contracts and to retain its existing customer base, the Company competes on the basis of price, service and disposal capacity. The Company anticipates that competition in the disposal business will increasingly include an emphasis on safeguards with respect to the environment, and intends to continue its policy of constructing and operating landfills with high levels of environmental protection and monitoring. The Company has experienced competition from incineration and other waste recovery processes. However, it believes that its landfill operations can complement certain of these processes, in that landfills serve as receptacles for incinerator ash and nonrecoverable materials.

     The Company experienced in 1993, and expects to continue to face in 1994, intense competitive pressure on landfill waste disposal prices in many markets, partly due to increased landfill capacity in certain regions and partly as a result of the rapid use of existing capacity by many older landfills which currently operate under less stringent standards of environmental protection than those utilized by the Company. As a result of revisions to regulations under Subtitle D of the Resource Conservation and Recovery Act of 1976 ("RCRA") and to state regulations, the Company expects that more stringent governmental regulations will be mandated in these markets, with the initial compliance dates under Subtitle D having become effective in late 1993 (see "Regulation"). In the long term, the Company anticipates that this strengthening of environmental standards should have a positive effect on its business, as the Company has designed and constructed its landfills in anticipation of more vigorous compliance standards.

MARKETING

     Before entering a new solid waste management market, the Company evaluates potential business which would be compatible with current operations. The Company establishes new commercial and industrial accounts through direct solicitation. New municipal business depends on identifying and winning competitive bids. Price, service and disposal capacity are key factors in developing new business and retaining customers. Marketing and operational efficiencies are achieved through the Company's consolidation of residential and commercial business on a regional basis. In conjunction with the growing emphasis on special wastes, the Company has restructured its corporate marketing group to increase its focus on the pursuit of disposal opportunities in the special waste market segment.

FINANCING

     On July 9, 1993, the Company executed comprehensive amendments (the "Amendments") to its bank credit facility (the "Credit Facility") and its note purchase agreements under which the Company in 1988 issued $30,000,000 of 10.95% (currently 11.95%) Senior Notes and in 1990 issued $192,000,000 of 10.45% (currently 11.45%) Senior Notes (collectively, the "Senior Notes"). The amendments to the Credit Facility and Senior Note agreements (collectively as amended, the "Amended Agreements") included revisions to the terms and conditions of the original agreements and provided for additional terms and conditions with respect to future periods. The Company's lenders and bonding company have been granted security interests in substantially all of the assets of the Company, and an intercreditor agreement has been executed among the Credit Facility banks, the Senior Note holders and the bonding company with respect to priority of interests in collateral and access to assets.

     The amendments to the Credit Facility eliminated the provisions permitting new borrowings and the issuance of new letters of credit. The letters of credit existing on July 9, 1993, which had scheduled expiration dates, may be automatically extended, but not beyond the Credit Facility's final maturity date of December 31, 1996. Three letters of credit, currently totaling $44,526,000 and scheduled to expire in November 1994, December 1994 and March 1995, were not eligible for automatic maturity extension at the time the Credit Facility amendments were executed. On February 22, 1994, the Company received consents from all of the participating Credit Facility banks to extend the maturities of these three letters of credit. Such consents require the completion of letter of credit reductions of $6,000,000, which the Company has commenced, and are subject to the Company being in compliance with all covenants at the time of renewal.

     The Amended Agreements required the Company to sell certain assets in order to produce minimum net proceeds of $50,000,000 during 1993. Net proceeds from such asset sales during 1993 totaled $51,324,000, of which $24,999,000 was applied in 1993 and $6,502,000 was applied in early 1994 against the Senior Notes and to prepay industrial revenue bonds (the "IRBs") supported by letters of credit issued under the Credit Facility.

     The Company is also required to pay to the holders of the Senior Notes and the Credit Facility banks the amount by which its daily average unrestricted cash balance exceeds $50,000,000 for any calendar month, and 50% of the net proceeds from sales of assets as permitted by the Amended Agreements. The Amended Agreements require that principal payments made to the holders of the Senior Notes and IRBs maintain the relative exposure of the holders of the Senior Notes and the Credit Facility banks on a pro rata basis.

     The Amended Agreements also provided that, at the option of the Company, the scheduled aggregate principal payments of $28,722,000 on the Senior Notes originally due in 1993 and 1994 could be deferred until July 1, 1995. Through March 1, 1994, principal payments of $27,098,000 related to such deferrals had been made. In addition to any remaining unpaid deferred amounts under the Senior Notes, the Amended Agreements require aggregate principal payments of $75,000,000 on July 1, 1995, which payments are to be applied pro rata against the remaining principal payments originally due on the Senior Notes and to reduce the IRBs. The Company will be required to explore available financing alternatives including, but not limited to, the renegotiation of the Amended Agreements prior to July 1, 1995, when the principal payments aggregating $75,000,000 become due. Management believes that a satisfactory renegotiation or other alternative will be effected. However, in the event that a satisfactory resolution is not achieved, the liquidity and operations of the Company would be materially adversely affected.

     The Amended Agreements contain financial covenants which require the Company to maintain minimum levels of tangible net worth, working capital and quarterly cash flows from operations. The Amended Agreements also prohibit the incurrence of additional indebtedness and the payment of cash dividends and limit annual cash capital expenditures.

     The Credit Facility at December 31, 1993 provided for letters of credit supporting IRBs, landfill closure and post-closure requirements, insurance and other contracts. Letters of credit outstanding at December 31, 1993, aggregated $131,103,000, the maximum amount then issuable under the Credit Facility. The Company pays a fee of 2% on the amount of letters of credit outstanding.

     The IRBs outstanding at December 31, 1993 were collateralized by letters of credit totalling $97,087,000. The terms of the IRBs provide that the Company may convert them to fixed interest rate obligations prior to the expiration of the applicable letters of credit, at prevailing market interest rates. The holders of such IRBs, upon giving notice, may tender them for redemption to the designated agent who will either remarket the obligations or use the letters of credit to fund their retirement. In the latter situation, the Company would be indebted to the Credit Facility banks for the amounts advanced, and the banks could request cash collateral in the amount thereof.

REGULATION

     The operation of landfills, waste incinerators and transfer stations, and the collection and hauling of solid waste and the recycling of solid waste are subject to various local, state and federal requirements. Operating permits are required for waste disposal facilities and certain collection vehicles. Some of these permits could be subject to modification, renewal and/or revocation if significant operational and environmental violations occur. The Company's operation of landfills subjects it to operational, closure, post-closure, monitoring and site maintenance obligations. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions and impose fines in the case of non-compliance. While the Company is in substantial compliance with regulatory requirements, from time to time in the ordinary course of its operations, the Company receives citations or notices from authorities that such operations may not be in strict specific compliance with applicable environmental regulations. Upon such receipt, the Company has and will continue to make every effort to resolve amicably and quickly the issues raised by such citations or notices.

     Governmental authorities, including the United States Environmental Protection Agency ("EPA"), various state agencies and county and local authorities acting in conjunction with such federal and state agencies, impose restrictions to control or prohibit air and water pollution and, in most states, the Company and other operators are required to post bonds or provide other financial assurances covering closure, monitoring and potential corrective measures for its landfills. While the Company is in substantial compliance with regulatory requirements applicable to its business, if significant regulatory changes are made it may be required to increase capital and/or operating expenditures in order to maintain operations or initiate new operations. Depending on the degree of future regulatory changes, the Company may be required to curtail certain operations until a particular problem is remedied.

     The regulatory framework in the solid waste business, particularly as it relates to the disposal of solid waste, varies substantially from jurisdiction to jurisdiction, and is changing frequently and becoming increasingly complex in nearly all locations. As a result, both current operations and development projects involve certain risks and uncertainties inherent in the industry, as discussed below. Amendments to current laws and regulations governing the Company's operations could have an adverse economic effect on the Company or require substantial capital expenditures to comply with such laws and regulations.

     In October 1991, the EPA promulgated revisions to regulations under the Resource Conservation Recovery Act ("RCRA"). In revisions to regulations under Subtitle D of RCRA, the EPA announced comprehensive solid waste management standards including location standards, facility design and operating criteria, closure and post-closure requirements, financial assurance standards, methane gas and groundwater monitoring, and corrective action standards which had not been historically required or enforced at landfills. State standards can be, and in a majority of the states where the Company operates already are, more stringent than the federal requirements. Because some portions of the revisions to regulations under Subtitle D of RCRA are expected to be phased in over as many as five years, the full impact of the revisions may not be felt until 1998. Current landfill design and construction by the Company has been performed in anticipation of those requirements. More stringent regulation, while requiring greater expenditures by landfill operators, is expected to increase opportunities for the Company and others who have landfills which comply with these regulations, as noncomplying landfills will be required to close. The 1988 Pennsylvania regulations, which were similar in scope to the revisions to regulations under Subtitle D of RCRA, had a significant adverse impact on the operations of the Company's Pennsylvania landfills from 1988 through 1991. However, the Company does not anticipate significant disruption of any of its businesses as a result of the promulgation of the revisions to Subtitle D. Pending development of state standards and evaluation of those standards by the EPA, management of the Company believes that its landfills are currently designed and operated to be in material compliance with those revisions.

     While the Company believes that the states in which it operates landfills have revised or will revise their landfill regulations to meet or exceed the requirements of the revisions to Subtitle D of RCRA, there can be no assurances that the state regulations will be approved by the EPA. Although the Company may require additional capital expenditures to comply with potentially inconsistent state and federal regulations applicable to the same facility, the Company does not believe such inconsistent regulations would have a material adverse effect on the Company's operations.

     Revisions to health, safety and environmental protection laws may continue to require the Company and others in the industry to make substantial expenditures to construct or operate waste facilities in compliance with such laws. Substantial capital and operating expenditures to develop landfills and maintain compliance with environmental protection regulations are necessary for the Company and any participant in the waste industry. These costs are incurred in the ordinary course of business, but could increase as laws and regulations change. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of anticipated capital expenditures.

     Proposed federal legislation and numerous proposed state laws include provisions that would allow states to ban or impose differential fees on interstate shipments of solid waste. In addition, certain matters involving the interstate shipment of waste and classification of incineration ash as a hazardous substance are currently being considered by the Supreme Court of the United States. The Company cannot currently predict the results of such legislation or decisions, or the extent to which they may affect the Company's operations.

     In addition to potentially costly and restrictive regulations, there are a number of risks and factors, often having unforeseen ramifications, which could result in increased costs to the Company's waste management business or, in some circumstances, delay or prevent certain operations or planned projects. These factors include varying degrees of governmental and public opposition to the siting and operation of landfills, which in many locations can contribute to a shortage of sites and facilities; increased regulation aimed at reducing dependence on landfilling and promoting other methods of disposal such as incineration or recycling; and risks related to potential adverse environmental effects attributable to the Company's operations.

     Complex regulatory requirements, together with potential community opposition (often resulting in litigation), may make it increasingly difficult to open new landfills or expand existing sites. While the Company attempts to avail itself of opportunities to open or expand landfills at reasonable cost, there can be no assurance regarding the extent to which such opportunities will be present in the future, nor can there be any assurance in the near term that the Company will be able to avail itself of such opportunities without the generation of additional capital. Nevertheless, the Company believes that, due to the receipt during 1990, 1991 and 1992 of permits for landfill sites which had been under development in prior periods, it now holds permits to construct sufficient disposal capacity to meet its needs and those of its customers for a substantial period of time. (See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

BONDING

     BID AND PERFORMANCE BONDS. In order to submit a bid to a governmental entity for solid waste collection, hauling and disposal services, the Company is usually required to submit bonds, in the form of a bid bond and, upon contract award, a bond to secure its performance of the contract. Commercial customers contracting for collection, hauling and solid waste disposal services with the Company do not generally require either bid or performance bonds. Over the past several years, the Company's bonding requirements have increased as the size and length of the contracts have increased. It is important for the Company to bid successfully on large multi-year contracts to ensure a consistent flow of waste into its landfills.

     Firms that provide such bonds to the solid waste disposal industry are limited in number. The Company has in the past relied on a single outside source for its bid and performance bonding requirements. Management believes that the Company's current bid and performance bond coverage and future capacity is adequate; however, there can be no assurance that future bonding will be available when required by the Company.

     CLOSURE AND POST-CLOSURE FINANCIAL ASSURANCES. Most states have enacted legislation that requires landfill operators and owners to guarantee minimum financial capabilities to insure that a landfill is properly closed in accordance with environmental requirements. The form of the guarantee varies from state to state but generally consists of either trust funds, letters of credit or surety bonds. The Company has employed all of these options in various locations. Management believes that its current financial position is adequate to meet the closure and post-closure requirements of its current landfills.

INSURANCE

     The Company carries a broad range of insurance coverages which management considers sufficient to protect the assets and operations of the Company that could otherwise be negatively affected in the event of a loss. The coverages are intended to provide the Company with comprehensive financial protection. Insurance coverages are currently in effect to protect the Company from financial losses resulting from bodily injury, personal injury and property damage, including but not limited to workers' compensation, comprehensive general liability, fire and casualty, vehicle and other related coverages. Commercial excess liability coverage is maintained as well. The Company has determined that it is in its best interests to self-insure certain portions of liability and workers' compensation risks, while in some instances maintaining third-party coverage to protect against catastrophic loss. The Company also maintains directors' and officers' insurance coverage. Because of the litigation arising out of the change in accounting method announced by the Company in 1992 and the subsequent restatement of its prior years' financial statements (see
Item 3, "Legal Proceedings"), the Company has incurred significantly higher costs with respect to its directors' and officers' coverage.

     As a result of limited availability in the insurance marketplace as well as costly premium assessments, the Company, along with most companies in the waste industry, has experienced difficulty in obtaining environmental impairment liability insurance. The Company will continue to undertake efforts to obtain this type of insurance coverage if such coverage is commercially available at premium levels which are reasonable in light of the business and financial risks involved. The Company does not believe that the limited availability of comprehensive environmental impairment liability insurance should have a material adverse effect upon the operation of its business at this time.

EMPLOYEES

     At December 31, 1993, the Company employed approximately 1,500 people, approximately 360 of whom were represented by unions under collective bargaining agreements. The Company is a party to union contracts at its Monroeville, Washington and Southern Alleghenies locations in Pennsylvania, and at its Morris County, New Jersey, locations. The employees at the remaining locations of the Company are not represented by unions. The Company has not experienced any work stoppages and believes its labor relations are good.

ITEM 2.  PROPERTIES.

     The principal fixed assets of the Company consist of real property interests, real property improvements, and vehicles and equipment. The vehicles and equipment, which are owned and leased, included, at December 31, 1993, approximately 440 collection and disposal vehicles, 170 light vehicles, 50 over-the-road tractors and 410 trailers, 70 rail trailers, 120 railcars and 580 rail containers, 66,000 waste collection containers and roll-off boxes, 48,000 recycling collection containers and 470 portable and stationary compactors, in addition to approximately 290 pieces of heavy equipment used in landfill construction and operations.

     At December 31, 1993, the Company owned 10,620 acres of land and leased 1,451 acres of land; 10,071 acres of which are or could be used for landfill operations, 41 acres are used for recycling and transfer station operations and 1,959 acres are or could be used for garages, offices and other facilities for business operations. The Company owns and leases facilities where it provides complete maintenance, repair, fabrication, rebuilding and painting services for its vehicles and equipment. At December 31, 1993, the Company operated in selected areas of Pennsylvania, New Jersey, Virginia, South Carolina, Georgia, North Carolina, Maryland, West Virginia, Florida, Mississippi and Ohio. In connection with the restructuring of its financing agreements, the Company has granted security interests in substantially all of its assets as collateral for the Company's long-term borrowings and performance bonds. (See Item 1, "Business, Financing.")

     The Company's headquarters is located in Penn Hills, Pennsylvania, near Pittsburgh. In 1985, John G. Rangos, Sr., John G. Rangos, Jr. and Alexander W. Rangos, each a director and officer of the Company, doing business as Synergy Associates, obtained an industrial development bond issue to finance the acquisition and renovation of existing property into the Company's corporate headquarters facility. The Company occupies the facility under a long-term lease from Synergy Associates. (See Item 13, "Certain Relationships and Related Transactions.")

ITEM 3.  LEGAL PROCEEDINGS.

     Between March 18, 1992 and May 7, 1992, various Company shareholders filed twenty-three actions in the United States District Court for the Western District of Pennsylvania asserting federal securities fraud claims and pendent state law claims against the Company, certain of its officers and directors, its former auditors, and the underwriters of its securities (the "Federal Class Action"). The significant part of these actions, as amended and consolidated on November 4, 1992, under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Civil Action No. 92-0679, and brought on behalf of a putative class of purchasers of the Company's securities between March 18, 1988 and October 20, 1992, is the allegation that the decrease in the Company's stock price during the period from the Company's March 17, 1992 announcement of a change in accounting method relating to capitalization of certain costs and expenses through its October 20, 1992 announcement of a $362 million reduction in retained earnings as of December 31, 1991, as compared to the amount previously reported, and a restatement of its 1990 and 1989 consolidated financial statements, was caused by the Company's misrepresentation of its earnings and financial condition. One of the original twenty-three complaints, Yeager v. Rangos, et al., C.A. No. 92-1081, also asserts derivative claims on behalf of the Company (which is named as a nominal defendant) for breach of fiduciary duty against certain of its officers and directors and for negligence against its former auditors (the "Federal Derivative Action").

     In addition, three parallel lawsuits have been filed in state courts. Two derivative actions, asserting waste and mismanagement claims on behalf of the Company against certain of its officers and directors, have been filed in the Delaware Court of Chancery for New Castle County (the "Delaware Derivative Actions") and are pending under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Consolidated C.A. No. 12508. One purported class action, alleging state securities law and common law claims, has been filed in the Court of Common Pleas of Allegheny County, Commonwealth of Pennsylvania, under the caption Integrated Investments, Inc., et al. v. Chambers Development Company, Inc., et al., No. G.D. 92-7036 (the "State Class Action").

     The complaints in the Federal and State Class Actions allege that the Company, in publicly disseminated materials, intentionally or negligently misstated its earnings during the class period, thereby deceiving the

Company's shareholders and others with respect to its growth prospects and profitability. In particular, the plaintiffs allege that the Company's earnings were improperly increased by capitalizing certain costs and expenses in violation of generally accepted accounting principles, in part through the use of a formula which arbitrarily allocated indirect costs and expenses to landfill and development activities. In addition, the plaintiffs allege that the Company had an inadequate information system and failed to maintain the records necessary to support the capitalization of such costs and expenses.

     The Federal Class Action claims assert violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, section 11 of the Securities Act of 1933 and negligent misrepresentation against the Company. Claims under sections 12(2) and 20(a) of the Securities Act of 1933 have been asserted against the Company's officers and directors who are named as defendants, but not against the Company. The State Class Action asserts similar violations of the Commonwealth of Pennsylvania securities laws. These actions seek to recover damages in an unspecified amount which the class members allegedly sustained by purchasing the Company's securities at artificially inflated prices, as well as related relief.

     The section 11 claims relate to the sale in April 1989 of 2.85 million shares of the Company's Class A Common Stock at $25 per share (equivalent to 5.7 million shares of its Class A Common Stock at $12.50 per share after a subsequent two-for-one stock split), the issuance in September 1989 of $110 million principal amount of the Company's 6 3/4% Convertible Subordinated Debentures Due September 15, 2004 (subsequently converted into Class A Common Stock on or about September 16, 1991 at $21.125 per share), and the sale in June 1991 of 7 million shares of the Company's Class A Common Stock at $24.875 per share, and may be asserted by plaintiffs who, subject to certain conditions, are able to trace their purchases to these offerings. The section 10(b) fraud and negligent misrepresentation claims relate to these three offerings and open market transactions, whether or not the plaintiffs are able to trace their purchases to a specific offering. The Company has been advised by its counsel that the plaintiffs have alleged that the restatement of the Company's 1990 and 1989 consolidated financial statements is an admission that they were materially misstated. However, the Company has also been advised by its counsel that the Company's former auditors and former chief financial officer have contended that the Company's prior consolidated financial statements were fairly presented in accordance with generally accepted accounting principles. If a plaintiff were to establish that the Company's consolidated financial statements were materially misstated, the Company would be liable for statutorily prescribed damages under section 11 (subject to a causation defense in which the Company bears the burden of proving that some or all of the loss resulted from factors other than the misstatement and subject to the statute of limitations defense) and for damages established by case law under section 10(b) and the common law claims if that plaintiff were able to establish the remaining elements of those claims and the Company had no affirmative defense.

     The Federal Derivative Action and the Delaware Derivative Actions assert, inter alia, that the Company's officers and directors committed acts of waste, mismanagement and breach of fiduciary duty by allegedly instituting or approving the Company's accounting policies relating to capitalization of certain costs and expenses for the purpose of increasing their salaries, fees, stock and other benefits. These actions, which seek recovery of unspecified damages on behalf of the Company, allege that the Company has been damaged because it has become exposed to the risk of an adverse judgment or settlement in the class actions, that it has and will incur costs to defend the class actions, and that it has suffered injury to its reputation.

     The twenty-three separate actions comprising the Federal Class Action have been consolidated, and the plaintiffs have filed amended consolidated class action complaints. On February 23, 1994, the court substantially denied the motions of the Company and its officers and directors to dismiss the complaint in the Federal Class Action. The Company's time to answer the complaint in the Federal Class Action has been extended to April 6, 1994, and the Company's time to respond to the contribution and indemnity cross-claims asserted in the answers of its former auditors and its former chief financial officer has been extended to April 11, 1994. The Company's time to move against or answer the complaint in the Federal Derivative Action has been extended to April 22, 1994.

     The Company's time to answer or move against the complaint in the State Class Action has been extended without date and the court has entered an order staying the action indefinitely pending further notice.

     The Company and its officers and directors have moved to dismiss, or alternatively stay, the Delaware Derivative Actions. In November 1992, the Delaware plaintiffs filed an amended consolidated complaint containing supplemental allegations based on the Company's October 20, 1992 announcement. The Company and certain of its officers and directors have been served with a document request in the Delaware Derivative Actions, but an order was entered staying the Delaware Derivative Actions pending the resolution of the Federal Class Action and Derivative Actions. The Company served its initial response to plaintiffs' document request in the Federal Class Action in late 1992, and has commenced document production.

     On March 7, 1994, the plaintiffs filed an amended motion for class certification. Pursuant to the court's February 23, 1994 order, the parties are negotiating a scheduling order for the briefing of the class certification motion. A status/settlement conference before the court is scheduled for April 29, 1994.

     On March 5, 1993, another state court action was filed in the Court of Common Pleas in Allegheny County, Pennsylvania, under the caption Balaban v. Rangos, et al. This action asserts derivative claims on behalf of the Company similar in nature to those asserted in the Federal and Delaware Derivative Actions. The Company's time to answer or move against the complaint has been extended without date.

     The Company intends to defend vigorously each of these actions. In the event that the Company is unsuccessful in its defense, the result would have a material adverse effect on the Company.

     Shortly after the Company's March 17, 1992 announcement of a change in accounting method, the Securities and Exchange Commission (the "SEC") initiated an informal investigation into the possibility that persons or entities had traded in the Company's securities on the basis of inside information prior to the announcement and with respect to the Company's accounting policies concerning capitalization and the accuracy of its financial statements. On September 30, 1992, a formal order of investigation was issued by the SEC with respect to potential violations by the Company and others of sections 10(b) and 13(a) and (b) of the Securities Exchange Act of 1934 and various rules promulgated thereunder. The Company is cooperating with the investigation through the production of documents and by providing witnesses pursuant to the SEC's request.

     The American Stock Exchange and the Chicago Board of Options Exchange are conducting investigations into trading activity on their respective exchanges in the Company's securities and in put options on the Company's securities prior to the March 17, 1992 announcement.

     On December 4, 1992, the Company was served with a grand jury subpoena out of the United States District Court for the Eastern District of New York seeking production of public filings and reports disseminated to its shareholders, documents referring to the preparation of its financial statements and other materials. The Company has responded to the subpoena by producing documents. The grand jury investigation is ongoing and it appears to be focusing on issues similar to those raised by the civil litigation and the SEC investigation described above.

     The Company is cooperating with each of the investigations referred to in the three preceding paragraphs.

     On August 31, 1992, the Company and the Township of Conemaugh, Commonwealth of Pennsylvania, filed an action in the United States District Court for the Western District of Pennsylvania seeking to enjoin the Passaic County Utilities Authority (the "Authority") from entering into a long-term disposal contract with Empire Sanitary Landfill, Inc. ("Empire") in breach of the Authority's long-term disposal contract with the Company. On September 9, 1992, the Authority filed an action on the same issues in the Superior Court of New Jersey in Passaic County. The District Court awarded the Company summary judgment on one count of its complaint, thereby directing the Authority specifically to perform its obligations under its existing contract with the Company. However, the District Court in granting summary judgment recognized that the New Jersey Department of Environmental Protection and Energy ("DEPE") has ultimate approval authority regarding New Jersey public solid waste disposal contracts and, therefore, the Authority could proceed with seeking approval from the DEPE of its agreement with Empire. On December 7, 1992, the DEPE directed the

Authority to continue to deliver Passaic County's waste to the Company through December 11, 1993, and subsequently granted the Authority's request for approval of the Empire agreement. The Company has filed a motion for summary judgment for an award of damages to be calculated as the amount of lost profits of the Company resulting from the delivery of the waste to Empire rather than to the Company. The Court has yet to rule on the motion for damages.

     In December 1992, an action was filed in the Court of Common Pleas of Northampton County, Commonwealth of Pennsylvania, captioned Charles Chrin and Nicholas Chrin, individually and trading as Chrin Bros., et al. v. Chambers Development Company, Inc., et al., seeking a special and preliminary injunction to enjoin the defendants from allegedly tortiously interfering with the plaintiffs' permit modification application and with certain engineers developing the application for a landfill which the Company was in the process of purchasing. On March 2, 1993, the plaintiffs filed an amended complaint seeking rescission and damages relating to certain contracts entered into between the plaintiffs and a subsidiary of the Company with respect to the sale of a landfill and the prior sale of a waste collection and hauling company in eastern Pennsylvania previously owned by one of the plaintiffs. The plaintiffs allege that they were induced to enter into these contracts for the sale of the landfill and the waste collection and hauling company based upon false and misleading statements made by the Company as to its financial condition and future prospects. The Company defendants have filed an answer generally denying the allegations of the complaint and have counterclaimed against the Chrin entities for breach of contract and are seeking damages. Discovery on this matter has recently commenced.

     On July 29, 1993, the Circuit Court of Berkeley County, West Virginia, issued an order requiring the Company to obtain the approval of the Berkeley County Commission in order to continue operation of its LCS landfill. In November 1993, the Supreme Court of West Virginia accepted the Company's appeal of the lower court order and granted a continuing stay of the order pending decision by the state Supreme Court upon appeal. A hearing date upon the appeal has not been set. Concurrently with the litigation, the Company will be undertaking efforts to renew the existing landfill permit, which expires in late 1994, but there is no assurance that these efforts will be successful.

     On February 5, 1993, an action was filed in the Circuit Court of Kanawha County, West Virginia, under the caption Lenzi, et al. v. Chambers of West Virginia, Inc., et al. This action was brought by two individuals who claim to have been owners of a majority interest in the corporation which owned the LCS landfill until it was sold to the Company in 1989. The plaintiffs allege that they were induced to sell the stock of the corporation which owned the landfill to the Company and to accept royalty payments based on the amounts of waste deposited in the landfill, as part of the consideration for the sale, as a result of false and misleading statements made by the Company as to its financial condition and future prospects. This action seeks to enjoin the Company from disposing of its interest in the landfill, to impose a constructive trust, and to rescind the sale or, in the alternative, to obtain compensatory damages of approximately $21.5 million, plus punitive damages. On March 22, 1993, the Company filed an answer generally denying the allegations of the complaint and a motion to dismiss the complaint. Additionally, the Company filed a counterclaim against the plaintiffs seeking compensatory and punitive damages resulting from misrepresentations and omissions of fact made by the plaintiffs which induced the Company to proceed with this acquisition. The Company intends to defend vigorously this action and to prosecute its counterclaim.

     On March 10, 1993, the Company received a notice from the EPA that the Company is a potentially responsible party with respect to a third-party landfill site in Rhode Island, purportedly as a successor to a company that had transported waste to the site prior to the Company's acquisition of assets of that company in 1989. The Company has responded, asserting that it is not a successor, and at this time does not anticipate any material liability for cleanup costs.

     By letter delivered on June 24, 1993, George R. Johannes submitted his resignation as Executive Vice President-Finance of the Company, asserting that he was terminating his employment on the grounds that it was his opinion that his duties, status and responsibilities had been diminished. Mr. Johannes subsequently filed a demand for arbitration, claiming approximately $1,200,000 in severance benefits pursuant to employment agreements dated October 6, 1992, and February 3, 1993. The arbitration hearing is scheduled for late

March 1994. The Company believes it has meritorious defenses to Mr. Johannes' claim and it intends to defend vigorously against the claim.

     Due to the increasingly complex regulatory environment and heightened public awareness of and community sensitivity toward waste management operations, including particularly the siting or expansion of waste disposal facilities, the Company could become involved in a variety of potentially significant legal proceedings, in addition to other more routine litigation incidental to its business, including, for example, proceedings relating to permit applications for proposed facilities, personal injury claims and other proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders of the Company held on November 10, 1993, the holders of the majority of the voting power of the shares of the Company's Common Stock and Class A Common Stock, voting together as a single class, re-elected John G. Rangos, Sr. for a two-year term and Alexander W. Rangos and Joseph G. Stotlemyer for three-year terms on the Board of Directors. The holders of shares of Class A Common Stock re-elected Michael J. Peretto for a two-year term and John M. Arthur for a three-year term on the Board of Directors. The holders of a majority of the voting power of the shares of Common Stock and Class A Common Stock also elected Peter J. Gibbons for a two-year term on the Board of Directors. The votes were cast as follows:

                                                                                VOTES
                                NAME                           VOTES FOR      WITHHELD
                                ----                          -----------     ---------
        John G. Rangos, Sr.                                   196,480,147     1,809,953
        Alexander W. Rangos                                   196,628,369     1,661,731
        Joseph G. Stotlemyer                                  196,658,479     1,597,186
        Peter J. Gibbons                                      196,750,070     1,537,030
        Michael J. Peretto                                     40,382,781       939,989
        John M. Arthur                                         40,389,850       932,920

     Continuing on the Board of Directors were John G. Rangos, Jr. and William
E. Moffett, whose terms expire in 1994.

     The Board of Directors on October 4, 1993, and the stockholders on November 10, 1993, approved the Company's 1993 Stock Incentive Plan. The Plan allows the granting of stock options and restricted shares of Class A Common Stock and other forms of incentive based compensation and replaced the Company's 1988 Stock Option Plan. In voting upon this proposal, 190,475,203 votes were cast in favor of the proposal, 7,199,055 votes were cast against the proposal and 612,492 abstained.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S CLASS A COMMON STOCK AND COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's Class A Common Stock (Symbol: CDVA) and Common Stock (Symbol:
CDVB) are listed on the American Stock Exchange ("AMEX").

     The table below sets forth the range of high and low sales prices on the AMEX of the Company's Class A Common Stock and Common Stock.

CLASS A COMMON STOCK      HIGH     LOW               COMMON STOCK              HIGH     LOW
- ------------------------  -------  -------           ------------------------  -------  -------
1992                                                 1992
  First quarter           $ 37     $ 8 5/8             First quarter           $36 3/8  $ 9 3/4
  Second quarter             9 3/4   6 1/2             Second quarter           11 3/8    6 3/4
  Third quarter              9 3/4   6 3/4             Third quarter            10        6 7/8
  Fourth quarter             7 5/8   3 5/8             Fourth quarter            7 1/2    3 1/2

1993                                                 1993
  First quarter           $  7 1/4  $ 4 11/16          First quarter           $ 7 3/8  $ 4 11/16
  Second quarter             4 13/16  3 1/8            Second quarter            5        3 3/16
  Third quarter              5 3/8    3 3/4            Third quarter             5 1/4    3 11/16
  Fourth quarter             4 1/2    3 9/16           Fourth quarter            4 1/2    3 11/16

     The sales prices for the Company's Class A Common Stock and Common Stock were $4 1/16 and $4 1/4 per share, respectively, as of the close of business on March 18, 1994.

     There were 3,646 stockholders of record of the Company's Class A Common Stock and 557 stockholders of record of its Common Stock as of March 18, 1994.

     The Company paid a cash dividend of $.01 per share on its Class A Common Stock on November 14, 1990, and has not paid any dividends since that date. The Company has not made any commitment to pay cash dividends on either its Class A Common Stock or its Common Stock. The Company is currently precluded by the terms of its Credit Facility and Senior Note agreements from paying dividends to shareholders, and it is expected that the ability of the Company to make payments of dividends will be limited for the foreseeable future (see Item 1, "Business, Financing").

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT
        PER SHARE AMOUNTS).

                                                         YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------
                                         1993         1992         1991         1990         1989
                                       --------     --------     --------     --------     --------
OPERATING STATEMENT DATA(1)
Revenues                               $288,481     $294,310     $249,384     $214,052     $163,106
Income (loss) from continuing
  operations(2)                           8,303      (70,255)     (64,482)     (35,962)     (14,437)
Income (loss) from continuing
  operations per common share               .12        (1.05)       (1.08)        (.66)        (.28)

BALANCE SHEET DATA
Working capital                        $ 30,067     $ 52,631     $142,487     $129,322     $ 72,066
Total assets                            533,622      592,790      699,859      516,017      346,954
Long-term obligations, less
  current maturities                    261,803      302,354      359,540      388,264      184,878
Stockholders' equity                    154,173      145,870      216,456       16,385       57,049

(1) A $.01 per share cash dividend on the Class A Common Stock was distributed on November 14, 1990. No cash dividends were paid in the other years presented.

(2) Includes a net unusual credit of $6,351 in 1993 and unusual charges of $55,144 and $16,938 in 1992 and 1991, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On July 9, 1993, Chambers Development Company, Inc. (the "Company"), executed comprehensive amendments (the "Amendments") to its bank credit facility (the "Credit Facility") and its note purchase agreements under which the Company in 1988 issued $30,000,000 of 10.95% (currently 11.95%) Senior Notes and in 1990 issued $192,000,000 of 10.45% (currently 11.45%) Senior Notes (collectively, the "Senior Notes"). The amendments to the Credit Facility and Senior Note agreements (collectively as amended, the "Amended Agreements") included revisions to the terms and conditions of the original agreements and provided for additional terms and conditions with respect to future periods. The Company's lenders and bonding company have been granted security interests in substantially all of the assets of the Company, and an intercreditor agreement has been executed among the Credit Facility banks, the Senior Note holders and the bonding company with respect to priority of interests in collateral and access to assets.

The amendments to the Credit Facility eliminated the provisions permitting new borrowings and the issuance of new letters of credit. The letters of credit existing on July 9, 1993, which had scheduled expiration dates, may be automatically extended, but not beyond the Credit Facility's final maturity date of December 31, 1996. Three letters of credit currently totaling $44,526,000 and scheduled to expire in November 1994, December 1994 and March 1995 were not eligible for automatic maturity extension at the time the Credit Facility amendments were executed. On February 22, 1994, the Company received consents from all of the participating Credit Facility banks to extend the maturities of these three letters of credit. Such consents require the completion of letter of credit reductions of $6,000,000, which the Company has commenced, and are subject to the Company being in compliance with all covenants at the time of renewal.

The Amended Agreements required the Company to sell certain assets in order to produce minimum net proceeds of $50,000,000 during 1993. Net proceeds from such asset sales during 1993 totaled $51,324,000, of which $24,999,000 was applied in 1993 and $6,502,000 was applied in early 1994 against the Senior Notes and to prepay industrial revenue bonds (the "IRBs") supported by letters of credit issued under the Credit Facility. The Company is also required to pay to the holders of the Senior Notes and the Credit Facility banks the amount by which its daily average unrestricted cash balance exceeds $50,000,000 for any calendar month, and 50% of the net proceeds from sales of assets as permitted by the Amended Agreements. The Amended Agreements require that principal payments made to the holders of the Senior Notes and IRBs maintain the relative exposure of the holders of the Senior Notes and the Credit Facility banks on a pro rata basis.

The Amended Agreements also provided that, at the option of the Company, the scheduled aggregate principal payments of $28,722,000 on the Senior Notes originally due in 1993 and 1994 could be deferred until July 1, 1995. Through March 1, 1994, principal payments of $27,098,000 related to such deferrals had been made. In addition to any remaining unpaid deferred amounts under the Senior Notes, the Amended Agreements require aggregate principal payments of $75,000,000 on July 1, 1995, which payments are to be applied pro rata against the remaining principal payments originally due on the Senior Notes and to reduce the IRBs. The Company will be required to explore available financing alternatives including, but not limited to, the renegotiation of the Amended Agreements prior to July 1, 1995, when the principal payments aggregating $75,000,000 become due. Management believes that a satisfactory renegotiation or other alternative will be effected. However, in the event that a satisfactory resolution is not achieved, the liquidity and operations of the Company would be materially, adversely affected.

The Amended Agreements contain financial covenants which require the Company to maintain minimum levels of tangible net worth, working capital and quarterly cash flows from operations. The Amended Agreements also prohibit the incurrence of additional indebtedness and the payment of cash dividends and limit annual cash capital expenditures.

The Company received federal and state tax refunds of $17.3 million during 1993 and $26.2 million during 1992 and anticipates receiving additional tax refunds of up to $5.3 million in 1994. The Company does not anticipate that significant federal income tax payments will be required for the foreseeable future due to available net operating loss carryforwards.

The Company had at December 31, 1993 a total of $12.9 million available from previously issued IRBs held in escrow awaiting future capital needs. It is anticipated that these funds will be spent over the next two years to satisfy capital expenditure requirements at the landfills for which these borrowings were made.

The Company has been restricted in its access to external sources of capital due to the terms of the Amended Agreements and as a result of the shareholder litigation related to the revision of previously announced financial results for 1991 and the restatement of its prior years' financial statements. The Company expects to continue to meet its operating and financial requirements by controlling expenditures and by generating cash through a combination of its existing financial resources, sales of assets, tax refunds and cash flows from operations.

LIQUIDITY AND CAPITAL RESOURCES, 1993

The Company's working capital level decreased to $30.1 million at the end of 1993 from $52.6 million at the end of 1992, primarily due to the nonscheduled payments on long-term obligations and the reclassification of certain assets between assets held for sale and operating assets during the fourth quarter of 1993 as a result of re-evaluating the businesses included in the Company's divestiture program in light of prevailing market conditions. If market conditions change, additional businesses may be sold as part of the Company's divestiture program. The Company must obtain lender approval prior to the sale of these additional businesses.

Cash flow activity of continuing operations for 1993 included $38.0 million provided by operating activities, $9.5 million provided by investing activities and $51.2 million utilized in financing activities. Included in the $38.0 million provided by operating activities is $17.3 million of tax refunds. Discontinued operations provided $2.4 million in 1993, principally as a result of the receipt of final settlement proceeds from the December 1992 sale of the Company's security services business, net of payment of liabilities related to the discontinued operations.

Investing activities in 1993 included $38.1 million of capital expenditures, a substantial reduction from the $132.8 million used for capital and acquisition expenditures in 1992. Included in 1992 was $20.9 million for the acquisition of eight hauling companies and property and permit rights related to two landfills. In addition, 1992 included a higher level of landfill construction activity as compared with 1993 as a number of landfill sites previously under development were constructed. Investing activities in 1993 also included cash of $48.6 million provided from the disposition of assets in connection with the Company's divestiture program.

Cash used in financing activities during 1993 included $60.7 million of principal payments on long-term obligations, $25.0 million of which was obtained from the proceeds of the disposition of assets. In addition, 1993 included the receipt of $10.2 million previously used as cash collateral to support certain of the Company's business activities, which are now collateralized by letters of credit.

LIQUIDITY AND CAPITAL RESOURCES, 1992

During 1992, cash and cash equivalents decreased by $60.6 million, while marketable securities were reduced by $50.3 million. For 1992, operating activities of continuing operations generated cash of $18.0 million, which represented a significant improvement from 1991 when $45.6 million was used. Capital expenditures and other investing activities for continuing operations utilized $35.8 million and financing activities utilized $56.2 million. Discontinued operations generated $13.3 million in cash, principally as a result of the sale of the Company's security services business.

Financing activities included the March 1992 completion of a $21.0 million issue of industrial revenue bond financing for development of the Company's Okeechobee County, Florida, landfill project. In response to the Company's overall efforts to reduce its debt obligations, $65.4 million was utilized in 1992 to repay various short-and long-term borrowings.

NATURE OF EXPENDITURES

LANDFILL EXPENDITURES, GENERAL. At the beginning of 1986, the Company's operations were limited to three landfill sites and related collection and hauling activities. Since that time, the Company has substantially expanded the number of landfill sites which it has designed, permitted and constructed. Currently the

Company owns or operates 14 sanitary landfills and one construction and demolition debris landfill, having made the necessary capital investments since 1986 to establish these landfill sites, and to develop the related collection, hauling, transfer station and recycling operations.

The Company has expended substantial amounts of capital to establish an integrated waste services business, from waste collection enterprises to disposal facilities, to meet the long-term needs of the communities and customers it services. Historically, the Company has also expended capital to acquire additional waste services businesses, to fund property and equipment needs for internal expansion and to develop the infrastructure of its landfills. The infrastructure expenditures with respect to each site are in major part nonrecurring, being required at the initial phase at each site in order to prepare the site for the receipt of waste and to support the operations of the landfill throughout its useful life. However, the Company will continue to incur capital expenditures with respect to the construction of cells at existing sites to accommodate the daily receipt of waste and to ensure its compliance with environmental and other regulations.

The liquidity of the Company's operations is more heavily influenced by its landfill operations than by its collection, hauling, transfer station and recycling operations. The Company's liquidity is adversely affected during periods of increased construction activity involved in the establishment of new landfill sites, with revenues commencing only upon opening the sites for the receipt of waste and the delivery of waste to the sites. Liquidity is improved following the opening of new sites, to the extent that landfill capital expenditures for additional cell construction are substantially lower than the initial construction costs.

However, additional capital is required later in the life cycle of a landfill to support closure and post-closure costs. Therefore, it is important for the Company to increase the volume received in each landfill as soon as possible after commencement of operations.

Management believes that the operations of the currently existing sites plus a combination of existing cash, asset sales, tax refunds and construction escrow fund withdrawals will support the operational requirements of the Company, including the construction of additional cells for the receipt of waste. Funds supporting those sites which the Company has under development have previously been generated from capital markets and through project financing from industrial revenue bond sources. However, given the Company's current liquidity position, new development will be selectively limited for the foreseeable future as the Company concentrates on maximizing cash generated from its existing operations.

The existence of litigation arising from the Company's revision of previously announced financial results for 1991 and the restatement of its prior years' financial statements will inhibit the Company in obtaining funds from debt or equity offerings. Therefore, it is the view of management that, in the near term, there will be reduced development of additional new landfill sites, other than those developed in cooperation with governmental entities under project financing arrangements.

HISTORICAL CAPITAL EXPENDITURES. Construction and development expenditures of $26.7 million in 1993, $81.1 million in 1992 and $94.5 million in 1991 were related principally to the various phases of the permitting, design and construction of new landfill sites and the expansion of existing sites. During 1993, the Company opened a landfill in Amelia County, Virginia. During 1992, the Company opened landfills in Atlanta, Georgia, and Allegany County, Maryland, and acquired a landfill in Okeechobee County, Florida, having incurred expenditures with respect to such sites in 1992 and prior years. Similarly, the Company commenced operations at its Berkeley County site in West Virginia, its Laurel Highlands and Dauphin Meadows sites in Pennsylvania and its Scott County, Mississippi, site in 1991, having incurred substantial capital expenditures in 1991 and prior years to prepare such landfills for use.

Capital equipment additions of $11.0 million in 1993 include the lease buyouts of vehicles and equipment. Capital equipment additions of $25.6 million in 1992 include the purchase of equipment for the Company's intermodal rail transportation system and the lease buyouts of vehicles and equipment. Capital equipment additions of $24.9 million in 1991 include purchases of equipment for the intermodal rail transportation system and the purchase of a corporate aircraft.

Other property and equipment additions of $0.4 million, $5.2 million and $9.3 million were made in 1993, 1992 and 1991, respectively, for buildings, building improvements, furniture and fixtures, computer equipment and other assets.

The Company also invested $20.9 million and $20.5 million in the acquisition of waste services businesses in 1992 and 1991, respectively.

CAPITAL EXPENDITURES, 1994

The Company anticipates that approximately $40 million will be expended in 1994 for construction and development activities, of which approximately $10 million will be funded through remaining industrial development bond funds held in escrow. The anticipated capital expenditures are principally for construction of disposal capacity at existing landfills. The Company anticipates that it will also spend approximately $5 million for vehicles and equipment during 1994. However, if the Company is unable to generate the anticipated levels of proceeds from asset sales and cash flow from operations, the level of 1994 capital expenditures would be reduced.

REGULATION

Revisions to regulations under Subtitle D of the Resource Conservation and Recovery Act ("RCRA"), which were promulgated by the United States Environmental Protection Agency in October 1991, established guidelines for the design, construction and operation of environmentally sound waste disposal facilities. These revisions generally became effective in October 1993, other than with respect to groundwater monitoring requirements, which will be phased in over a five-year period, and financial responsibility requirements, which are scheduled to become effective in April 1995. The Company anticipates that, in the near-term, it will continue to experience the discount pricing of landfill airspace by competitors, as facilities that anticipate the cessation of operations seek to maximize the utilization of current airspace prior to their closure.

More stringent regulation, while requiring greater expenditures, is expected to increase opportunities for the Company and others who have landfills that comply with these regulations, as noncomplying landfills have been and will be required, under the Company's interpretation of current legislation, to cease operations. The Company expects, however, that certain of the older, less environmentally secure landfills will continue to operate in 1994 and beyond, depressing market prices for solid waste disposal in the interim.

The Company's principal development efforts from 1987 through 1993 have been in the creation of permitted landfill disposal capacity, with the design, operation and construction of environmentally sound facilities to serve its customers on a long-term basis. Since 1987, the Company had advanced its program of site development, moving from a level of 10 million tons of permitted airspace capacity in 1987 to 160 million tons of remaining permitted airspace capacity in 1993, which includes 60 million tons of airspace related to two permitted landfill projects. The strategic direction of the Company's efforts has been consistent with the industry trend of the closure of landfill sites which do not provide adequate protection for the environment and the creation of sound disposal facilities which minimize the risk to the environment from contamination.

The Company has made every effort to meet the numerous regulatory challenges facing the waste services industry, and management believes that the Company will not experience a negative impact from the implementation of the regulations under Subtitle D of RCRA. Current landfill design and construction by the Company have been performed in compliance with state regulations and in anticipation of the federal requirements.

RESULTS OF OPERATIONS

On December 11, 1992, the Company completed the sale of its security services business. The following discussion excludes the operational activity and results of the security services business, which has been included in the accompanying consolidated financial statements as discontinued operations.

The following table sets forth the items in the consolidated statements of operations related to continuing operations as a percentage of revenues, and the percentage change in dollar amounts of the items compared with previous years.

                                                                                   PERCENTAGE
                                                                               INCREASE (DECREASE)
                                                  YEAR ENDED DECEMBER       -------------------------
                                                          31,                  1993          1992
                                                 ---------------------      COMPARED TO   COMPARED TO
                                                 1993     1992     1991        1992          1991
                                                 ----     ----     ----     -----------   -----------
Revenues                                         100%     100%     100%          (2)%          18%
Costs and Expenses
  Operating                                       67       70       79           (6)            5
  General and administrative                       8       13       17          (39)          (12)
  Depreciation and amortization                   14       13       14            8             8
  Unusual items                                   (2)      19        7            -           226
                                                 ---      ---      ---
Income (Loss) from Operations                     13      (15)     (17)           -             3
Other Income, Primarily Interest                   1        2        5          (45)          (47)
Interest Expense                                 (10)     (10)     (12)          (8)            4
                                                 ---      ---      ---
Income (Loss) from Continuing Operations
  Before Income Taxes                              4      (23)     (24)           -            13
Provision for Income Taxes                         1        1        2           21           (63)
                                                 ---      ---      ---
Income (Loss) from Continuing Operations           3%     (24)%    (26)%          -             9
                                                 ---      ---      ---
                                                 ---      ---      ---

REVENUES

The following table sets forth the components of revenue change for the Company during the years indicated.

                                                                1993      1992      1991
                                                                ----      ----      ----
        Price                                                    (1)%       2%        5%
        Volume                                                    4        10         7
        Acquisitions                                              -         6         5
        Divestitures                                             (5)        -         -
                                                                ----      ----      ----
        Total                                                    (2)%      18%       17%
                                                                ----      ----      ----
                                                                ----      ----      ----

1993. Revenues for 1993 decreased by $5.8 million to $288.5 million from $294.3 million for 1992, principally as a result of the sale of certain businesses as part of the Company's divestiture program. As discussed below, the Company sold its two transfer stations in Morris County, New Jersey, on December 31, 1993. In addition, during 1993 the Company sold six collection and hauling operations, one transfer station and one landfill, with a resulting decrease in revenues attributable to those operations of $15.4 million in 1993. This divestiture program will reduce future revenues.

Landfill revenues for 1993 increased by $12.3 million, or 18%, which was primarily attributable to the full period operations and increased waste streams at the newly constructed landfills in Amelia County, Virginia, which opened in May 1993, Allegany County, Maryland, which opened in February 1992, and Atlanta, Georgia, which opened in May 1992, and the acquisition of a landfill in Okeechobee County, Florida, in January 1992. Landfill revenues were also enhanced by additional special waste volumes resulting from the Company's increasing emphasis on the disposal of special wastes, which consist of nonhazardous waste materials such as sewage sludges, contaminated soils, incinerator ash and certain industrial residues.

Revenues for 1993 also reflect a $3.3 million, or 52%, increase in medical and special waste revenues from the operation of the Hampton County, South Carolina, incinerator, which also benefited from the Company's increased emphasis on the special waste market.

Revenues for 1993 were reduced by a decrease in waste volume from the Company's New York City sludge contract and a decrease in waste volume from the Company's New Jersey municipal customers, which are redirecting portions of their solid waste to the Essex County, New Jersey, waste-to-energy incinerator and reducing their solid waste volume as a result of the state's recycling program. Also during 1993, the Company determined that certain collection and hauling services that were not generating an adequate level of profitability would not be continued.

On December 31, 1993, the Company sold its two transfer stations in Morris County, New Jersey, to the Morris County Municipal Utilities Authority. As part of the agreement of sale, the Company will continue to operate the transfer stations and provide transportation services until the county's long-term solid waste system is in operation or December 31, 1996, if later. The county has an option to extend the operation and transportation agreement for two six-month periods beyond 1996, if its long-term solid waste system is not yet operational. The previous operation, transportation and disposal agreement had been scheduled to expire on December 31, 1994. The current operation, transportation and disposal agreement generated annual revenues of $42.1 million in 1993 and is expected to generate annual revenues of approximately $35 million in 1994, which includes recognition of $4.0 million of deferred gain on the sale of the transfer stations. The two-year extension of the Morris County operation and transportation agreement is expected to generate annual revenues of approximately $14 million in each of 1995 and 1996, provided that the county's long-term solid waste system is not yet in operation.

During 1993, events occurred that will reduce waste services revenues and operating profit in the future related to the Company's New Jersey operations. As discussed above, the Company sold its two transfer stations in Morris County, New Jersey, but will continue to operate the transfer stations at a reduced rate until the county's long-term solid waste system is in operation or December 31, 1996, if later. The Company also provided disposal and transportation of solid waste from Union County, New Jersey, under contracts which expired in December 1993. In addition, in October 1993, the New Jersey Department of Environmental Protection and Energy approved the Passaic County Utilities Authority's contract redirecting the county's solid waste to a competitor's landfill for a two-year period commencing on December 1, 1993. As a result, the Company will no longer receive waste under its contract with the Passaic County Utilities Authority and will pursue a previously filed claim for damages against the Authority. The contract with the Authority generated revenues of $10.5 million in the eleven-month period ended November 30, 1993.

The Company's contract with Bergen County, New Jersey, to transport and dispose of that county's solid waste either to a Company landfill or to the Essex County, New Jersey, incinerator also included the transportation and disposal of ash generated by the Essex County incinerator. The Bergen County contract, which expired in February 1994, produced $33.9 million, or 12%, of the Company's 1993 revenues. In December 1993, the Company was awarded a new three-year agreement at a reduced rate from the prior contract for the municipal solid waste from Bergen County, New Jersey, to commence March 1, 1994. The agreement provides the county options for two one-year renewal periods. The contract for the transportation and disposal of ash generated by the Essex County incinerator was awarded to a competitor effective March 16, 1994.

As a result of the contract renegotiations and terminations discussed above, the Company's 1994 revenues related to the aforementioned New Jersey activities are expected to be $51 million as compared with $92 million for 1993, and 1994 income from operations related to these activities is expected to be $11 million as compared with $24 million for 1993. In anticipation of the potential changes in its New Jersey contracts, the Company intensified its marketing efforts during the fourth quarter of 1993 for additional waste streams. Management believes that progress has been made in replacing such waste streams and efforts will continue towards increasing its customer base and marketing of its special waste programs.

1992. The Company achieved substantial growth in landfill disposal volumes, particularly at its Charles City County, Virginia, facility and at its Pennsylvania sites at Monroeville, Southern Alleghenies and Dauphin Meadows, which were able to accept full volumes of waste following the completion of repermitting in 1990 and construction activity during 1991. The Company also benefited during 1992 from landfill disposal revenues generated at its facilities in Allegany County, Maryland, Atlanta, Georgia and Okeechobee County, Florida.

Revenues attributable to waste handled under the transportation and disposal agreement with Bergen County, New Jersey, increased, as the Company's operations for the long haul transportation and disposal of such waste benefited from increased volumes and a full year's operation in 1992 as compared with 1991.

Revenues in 1992 were also favorably impacted by a disposal agreement for sludge from New York City. Following a proposal process initiated by the New York City Department of Environmental Protection, the Company commenced service in January 1992 under a 6 1/2-year special waste contract to transport and dispose of sewage sludge in amounts varying from 70 to 550 tons per day. The sewage sludge is being transported by truck in intermodal containers designed for leakproof transportation to a Company landfill. Revenues from this contract in 1992 amounted to $11.5 million.

Acquisitions in 1992 and a full year's revenues from businesses acquired in the latter part of 1991 accounted for a 6% increase in revenues in 1992 as compared with 1991.

OPERATING COSTS AND EXPENSES

Operating costs and expenses, which decreased to $194.7 million in 1993 from $206.8 million in 1992 and $196.6 million in 1991, also decreased as a percentage of revenues to 67% in 1993 from 70% in 1992 and 79% in 1991.

During 1993, the Company continued to experience a reduction in costs for disposal of waste at third-party landfills as compared with 1992. The reduction in these costs, which reflects the increased emphasis on the utilization of internal disposal capacity, was, however, partially offset by an increase in community host fees resulting from the redirection of waste to Company-owned landfills. In addition, operating costs and expenses for 1993 reflect an increase in subcontract hauling expense resulting from increased special waste volume at the Hampton County, South Carolina, incinerator.

The decrease as a percentage of revenues in 1992 is primarily attributable to the increased volumes of waste being handled, which enabled the Company to realize efficiencies in its landfill and transfer station operations. The Company also experienced a reduction in disposal costs at third-party landfills, as a percentage of revenues in 1992 as compared with 1991, due to the operation throughout 1992 of four of its five Pennsylvania landfill sites. By 1992, construction activities required by Pennsylvania's repermitting process had been completed at all but one of the Company's Pennsylvania sites. The Company, having completed the activities, was able to deliver waste to its own sites for disposal, rather than to the sites of third parties, thereby reducing operating expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased as a percentage of revenues to 8% in 1993 from 13% in 1992 and 17% in 1991, and decreased in dollar amount by $14.6 million in 1993 and $5.1 million in 1992.

As anticipated, general and administrative expenses declined in 1993 compared with 1992 due largely to the full year benefit of the Company's reorganization efforts. Prior to 1992, the Company, in anticipation of rapid growth, had positioned itself with additional management and administrative personnel, primarily in the areas of development, engineering, legal and regional operations, to support landfills under development throughout the permitting and construction process and to obtain waste streams to support these landfills through new long-term contracts and acquisitions. During 1992, management implemented a reorganization of its corporate and regional staffing levels, having determined that the emphasis on internal growth through the utilization of disposal capacity for which permits have been issued would not require the same levels of administrative personnel that existed previously. These reduced expenses include compensation as well as travel and professional fees.

The decrease as a percentage of revenues in 1992 as compared with 1991 was due largely to the increase in revenues associated with the Company's Bergen County, New Jersey, waste transportation and disposal operations and the disposal agreement for New York City sludge, which require proportionately lower levels of general and administrative expenses. Additionally, waste volume and price increases permitted certain fixed components of general and administrative expenses to be spread over an expanded revenue base. The decrease in dollar amount in 1992 is mainly attributable to a decrease in the level of developmental activity and associated professional service and related costs for 1992 compared with 1991.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased as a percentage of revenues to 14% in 1993 from 13% in 1992 after a decrease from 14% in 1991, while increasing in dollar amount by $3.0 million and $2.8 million in 1993 and 1992, respectively. The increase in the dollar amount for 1993 and 1992 reflects higher landfill construction cost amortization associated with volume increases at the Company's landfills, partially offset by the effects of increases to projected airspace resulting from future expansions of existing landfill sites. In addition, the Company extended the estimated useful lives of certain of its equipment during 1992 based upon historical data. The increase in the amounts of depreciation in both 1993 and 1992 also reflect the procurement of equipment associated with new landfills and transportation and disposal contracts.

UNUSUAL ITEMS

During 1993, the Company sold certain businesses as part of its divestiture program, which resulted in a net gain of $20.7 million. In addition, the Company recorded a charge of $5.5 million for additional legal fees related to shareholder litigation related to the revision of previously announced financial results for 1991 and the restatement of its prior years' financial statements. The Company also recorded an $8.8 million net charge for the abandonment of certain development activities as a result of the corporate restructuring, directors' and officers' insurance and provision for loss on asset divestitures as a result of a re-evaluation of the businesses included in the Company's divestiture program.

Excluding the two transfer stations in Morris County, New Jersey, the businesses sold during 1993 generated approximately $14.4 million of revenues and approximately $1.1 million of income from operations in 1993. The businesses classified as assets held for sale at December 31, 1993 generated approximately $8.1 million of revenues and incurred a loss from operations of approximately $0.7 million in 1993.

On March 17, 1992, the Company announced a change in its accounting method with respect to capitalization of certain costs and expenses which resulted in a revision of previously announced financial results for the year ended December 31, 1991. Subsequently, on October 20, 1992, the Company announced a restatement of its previously reported financial results for 1991 and prior years, and a reduction of $362 million in both earnings originally reported since its inception and retained earnings at December 31, 1991. As a result, the Company became a defendant in litigation arising out of these financial statement revisions.

As a result of various of the events described above, the Company in 1992 and early 1993 was not in compliance with certain covenants of its various long-term borrowing agreements and commenced the restructuring of its principal credit facilities and surety arrangements. In addition, the Company undertook significant steps to reorganize its corporate and regional activities principally during 1992. The Company also decided to divest certain businesses that did not meet strategic and performance objectives and decided that certain developmental activities would not be pursued.

As a result of these events, the Company recorded a charge for unusual items totaling $55.1 million in 1992, principally for costs related to the litigation arising out of the restatements, restructuring of its credit facilities and surety arrangements, reorganizing its corporate and regional activities, disposition of certain businesses and abandonment of certain development activities as a result of the corporate restructuring.

The outcome of the litigation is not presently determinable; accordingly, no provision for any liability that may result from the resolution of this litigation has been recorded. In the event that the Company is unsuccessful in its defense, the result would have a material adverse effect on the Company.

Unusual items of $16.9 million in 1991 consisted of charges of $12.1 million for asset impairments and $4.8 million for losses related to planned asset divestitures and contractual commitments.

OTHER INCOME

Other income, primarily interest, decreased to $3.6 million in 1993 from $6.5 million in 1992 and $12.3 million in 1991. The 1991 amount reflects the short-term investment of funds generated by the issuance of $192 million of senior notes in December 1990 and the $164.7 million in net proceeds from the sale of Class A

Common Stock in June 1991. The decreases in 1993 and 1992 reflect the use of funds for debt reductions and capital expenditures, and the reduction in market interest rates.

INTEREST EXPENSE

Interest expense decreased to $29.2 million in 1993 from $31.6 million in 1992 and $30.5 million in 1991. The level of interest expense for each year was less than actual interest charges as a result of interest capitalization related to the Company's development of its landfills. Capitalized interest totaled $3.5 million, $6.7 million and $5.4 million in 1993, 1992 and 1991, respectively. Interest costs, excluding the effect of capitalized interest, decreased to $32.6 million in 1993 compared with $38.3 million in 1992. The decrease in interest costs is attributable principally to the reduced level of debt outstanding, which is also expected to benefit future results.

The increase in interest expense for 1992 is principally attributable to the one percentage point increase, effective March 17, 1992, in both the letter of credit fee under the Credit Facility and the interest rates on the Senior Notes, and to the issuance of $77 million of industrial revenue bonds late in 1991, net of the reduction in interest expense resulting from the conversion in September 1991 of $110 million of outstanding 6 3/4% debentures into approximately 5.2 million shares of Class A Common Stock.

INCOME TAXES

The provision for income taxes for 1993 reflects the benefit of estimated temporary differences and includes $460,000 of additional state income tax related to the gain on sale of the Company's collection, hauling and landfill operations in Indiana in connection with the Company's divestiture program. The provision for income taxes for each of the years 1992 and 1991 results primarily from limitations imposed on the net operating loss carrybacks for federal and state income tax purposes. The Company has approximately $250 million of federal income tax net operating loss carryforwards available for financial reporting purposes.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," under which income taxes are accounted for on the liability method. That statement supersedes SFAS No. 96 which was adopted by the Company in 1988. There was no effect on the Company's financial statements upon adoption of the new standard using the cumulative effect method.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                    PAGE
                                                                                    ----
    Report of Independent Auditors                                                   28
    Financial Statements:
      Consolidated Statements of Operations for the Years Ended
         December 31, 1993, 1992 and 1991                                            29
      Consolidated Balance Sheets, December 31, 1993 and 1992                        30
      Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1993, 1992 and 1991                                            32
      Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 1993, 1992 and 1991                                            33
      Notes to Consolidated Financial Statements                                     34

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CHAMBERS DEVELOPMENT COMPANY,
INC.:

We have audited the accompanying consolidated balance sheets of Chambers Development Company, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chambers Development Company, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note O to the consolidated financial statements, certain actions have been brought under federal and state securities laws against the Company, certain of its present and former officers and directors, and others alleging, among other things, misrepresentation by the Company of its earnings and financial condition. The outcome of these actions is not presently determinable. Accordingly, no provision for any liability that may result from the resolution of these actions has been made in the accompanying consolidated financial statements.



Deloitte & Touche


Pittsburgh, Pennsylvania
March 25, 1994

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1993         1992         1991
                                                              --------     --------     --------
REVENUES                                                      $288,481     $294,310     $249,384
COSTS AND EXPENSES
  Operating                                                    194,722      206,761      196,565
  General and administrative                                    23,210       37,853       42,908
  Depreciation and amortization                                 41,397       38,363       35,611
  Unusual items                                                 (6,351)      55,144       16,938
                                                              --------     --------     --------
Income (Loss) from Operations                                   35,503      (43,811)     (42,638)

OTHER INCOME (EXPENSE)
  Other income, primarily interest                               3,563        6,509       12,270
  Interest expense                                             (29,163)     (31,628)     (30,514)
                                                              --------     --------     --------
Income (Loss) from Continuing Operations Before Income
  Taxes                                                          9,903      (68,930)     (60,882)
Provision for Income Taxes                                       1,600        1,325        3,600
                                                              --------     --------     --------
Income (Loss) from Continuing Operations                         8,303      (70,255)     (64,482)

DISCONTINUED OPERATIONS
  Loss from operations                                              --       (1,407)      (7,722)
  Gain on sale of assets                                            --          939           --
                                                              --------     --------     --------
Net Income (Loss)                                             $  8,303     $(70,723)    $(72,204)
                                                              --------     --------     --------
                                                              --------     --------     --------
INCOME (LOSS) PER COMMON SHARE
  Continuing operations                                       $    .12     $  (1.05)    $  (1.08)
  Discontinued operations                                           --         (.01)        (.13)
                                                              --------     --------     --------
Net Income (Loss)                                             $    .12     $  (1.06)    $  (1.21)
                                                              --------     --------     --------
                                                              --------     --------     --------

   The accompanying notes are an integral part of these financial statements.

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1993         1992
                                                                         --------     --------
                                ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $ 44,553     $ 45,899
  Accounts receivable
     Trade, less allowances of $1,062 and $1,302, respectively             28,573       28,440
     Other                                                                  2,977       15,957
  Refundable taxes                                                          5,334       20,793
  Inventories and prepaid expenses                                          4,751        6,552
  Divestiture proceeds held in escrow                                      11,287           --
  Net assets held for sale                                                 11,030       45,452
                                                                         --------     --------
Total current assets                                                      108,505      163,093
                                                                         --------     --------
PROPERTY AND EQUIPMENT
  Land, primarily landfill sites                                          312,886      272,291
  Vehicles and equipment                                                  107,183       87,292
  Other                                                                    23,290       38,385
  Construction in progress                                                 42,382       38,024
                                                                         --------     --------
                                                                          485,741      435,992
  Less accumulated depreciation and amortization                          128,730      105,063
                                                                         --------     --------
Property and equipment--net                                               357,011      330,929
                                                                         --------     --------
OTHER ASSETS
  Funds held for escrow requirements and construction                      31,954       42,250
  Net assets held for sale                                                     --       29,548
  Intangible assets                                                        21,995       18,404
  Refundable income taxes                                                   3,910        4,500
  Other                                                                    10,247        4,066
                                                                         --------     --------
Total other assets                                                         68,106       98,768
                                                                         --------     --------
                                                                         $533,622     $592,790
                                                                         --------     --------
                                                                         --------     --------

  The accompanying notes are an integral part of these financial statements.

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1993         1992
                                                                         --------     --------
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term obligations                            $ 29,748     $ 50,482
  Trade accounts payable                                                    9,344       11,152
  Income taxes                                                                261        2,691
  Accrued liabilities                                                      30,448       40,242
  Deferred revenue                                                          8,637        5,895
                                                                         --------     --------
Total current liabilities                                                  78,438      110,462
                                                                         --------     --------
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                            261,803      302,354
DEFERRED REVENUE                                                              200        6,780
OTHER NONCURRENT LIABILITIES                                               39,008       27,324

COMMITMENTS AND CONTINGENCIES                                                  --           --

STOCKHOLDERS' EQUITY
  Preferred Stock--authorized 10,000,000 shares; no par value;
     no shares issued                                                          --           --
  Class A Common Stock--authorized 100,000,000 shares; par value $.50
     per share; issued 50,742,377 and 50,732,227 shares, respectively      25,371       25,366
  Common Stock--authorized 50,000,000 shares; par value $.50 per share; convertible into Class A Common Stock; issued 16,415,750
     and 16,425,900 shares, respectively                                    8,208        8,213
  Additional paid-in capital                                              395,119      395,119
  Accumulated deficit                                                    (270,375)    (278,678)
                                                                         --------     --------
                                                                          158,323      150,020
  Treasury stock, at cost--Class A Common Stock, 400 shares;
     Common Stock, 369,200 shares                                          (4,150)      (4,150)
                                                                         --------     --------
Total stockholders' equity                                                154,173      145,870
                                                                         --------     --------
                                                                         $533,622     $592,790
                                                                         --------     --------
                                                                         --------     --------

   The accompanying notes are an integral part of these financial statements.

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------
                                                                          1993        1992         1991
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations                                $  8,303    $ (70,255)   $ (64,482)
Adjustments to reconcile to net cash provided by (used in)
  continuing operations
  Depreciation and amortization                                           41,397       38,363       35,611
  Unusual items                                                           (7,618)      42,112       16,938
  Deferred income taxes                                                       --       12,000        1,600
  Provision for doubtful accounts                                            839          454        1,500
  Interest earned on escrow funds                                           (878)      (2,844)      (1,713)
  Change in assets and liabilities, net of effects from acquisitions and divestitures
    Accounts receivable                                                   (3,085)         749       (9,773)
    Refundable taxes                                                      16,049       12,495      (23,488)
    Accounts payable and accrued liabilities                             (20,330)     (13,608)       3,867
    Deferred revenue                                                      (7,169)      (9,018)      (7,574)
    Other assets and liabilities                                           9,476        4,008        1,635
  Other                                                                    1,033        3,578          236
                                                                        --------    ---------    ---------
Net cash provided by (used in) continuing operations                      38,017       18,034      (45,643)
Net cash used in operating activities of discontinued operations          (2,148)      (5,885)      (2,005)
                                                                        --------    ---------    ---------
Net cash provided by (used in) operating activities                       35,869       12,149      (47,648)
                                                                        --------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                     (38,085)    (111,869)    (128,686)
Acquisitions of business                                                      --      (20,916)     (20,490)
Proceeds from disposition of assets                                       48,595       12,575        1,281
Purchases of marketable securities                                            --      (18,491)    (150,590)
Maturities and sales of marketable securities                                 --       68,840      112,305
(Increase) decrease in funds held in escrow                                 (404)      32,933      (41,347)
Other                                                                       (603)       1,150       (6,758)
Proceeds from sale of discontinued operations                              4,500       22,930           --
Other net investing activities of discontinued operations                     --       (3,258)      (3,204)
                                                                        --------    ---------    ---------
Net cash provided by (used in) investing activities                       14,003      (16,106)    (237,489)
                                                                        --------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term note (payments) borrowings                                         --      (10,000)       1,635
Principal payments on long-term obligations                              (60,669)     (55,388)     (16,471)
Proceeds from issuance of long-term obligations                               --       21,100       86,645
Proceeds from issuance of Class A Common Stock                                --           --      164,684
Funds provided by (used for) replacement of letters of credit             10,243      (10,243)          --
Other                                                                       (792)      (1,626)      (1,284)
Net financing activities of discontinued operations                           --         (506)      (1,459)
                                                                        --------    ---------    ---------
Net cash (used in) provided by financing activities                      (51,218)     (56,663)     233,750
                                                                        --------    ---------    ---------
Net decrease in cash and cash equivalents                                 (1,346)     (60,620)     (51,387)
Cash and cash equivalents at beginning of year                            45,899      106,519      157,906
                                                                        --------    ---------    ---------
Cash and cash equivalents at end of year                                $ 44,553    $  45,899    $ 106,519
                                                                        --------    ---------    ---------
                                                                        --------    ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                        THREE YEARS ENDED DECEMBER 31, 1993
                                             ----------------------------------------------------------
                                             CLASS A              ADDITIONAL
                                             COMMON     COMMON     PAID-IN      ACCUMULATED    TREASURY
                                              STOCK     STOCK      CAPITAL        DEFICIT       STOCK
                                             -------    ------     ---------    -----------    --------
BALANCE AT JANUARY 1, 1991                   $19,173    $8,336     $ 128,777     $ (135,751)   $ (4,150)
Conversion of 6 3/4% Convertible
  Subordinated Debentures Due September
  15, 2004                                     2,603        --       104,623             --          --
Sale of Class A Common Stock                   3,450        --       161,234             --          --
Exchange of Common Stock                         119      (119)           --             --          --
Exercise of stock options                         13        --           352             --          --
Net loss                                          --        --            --        (72,204)         --
                                             -------    ------     ---------    -----------    --------
BALANCE AT DECEMBER 31, 1991                  25,358     8,217       394,986       (207,955)     (4,150)
Exchange of Common Stock                           4        (4)           --             --          --
Exercise of stock options                          4        --           133             --          --
Net loss                                          --        --            --        (70,723)         --
                                             -------    ------     ---------    -----------    --------
BALANCE AT DECEMBER 31, 1992                  25,366     8,213       395,119       (278,678)     (4,150)
Exchange of Common Stock                           5        (5)           --             --          --
Net income                                        --        --            --          8,303          --
                                             -------    ------     ---------    -----------    --------
BALANCE AT DECEMBER 31, 1993                 $25,371    $8,208     $ 395,119     $ (270,375)   $ (4,150)
                                             -------    ------     ---------    -----------    --------
                                             -------    ------     ---------    -----------    --------

   The accompanying notes are an integral part of these financial statements.

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

The consolidated financial statements include the accounts of Chambers Development Company, Inc. and its subsidiaries (the "Company"), after appropriate elimination of intercompany accounts and transactions.

  Revenue Recognition

The Company recognizes revenues as services are provided.

  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments purchased with original maturities of three months or less.

  Funds Held for Escrow Requirements and Construction

Funds held for escrow requirements and construction consist principally of amounts held for landfill construction arising from industrial revenue financings and funds deposited in connection with landfill closure and post-closure obligations. Amounts are invested in fixed income securities of federal, state and local governmental entities and financial institutions, generally with maturities of one year or less.

  Inventories

Inventories, consisting of parts and supplies, are stated at the lower of first-in, first-out cost or market.

  Property and Equipment

Landfill sites, including land and related landfill preparation and improvement costs, are stated at cost. Such costs, which include construction, engineering, permitting, interest and other costs, are amortized as airspace is consumed. Also included in the cost of landfill sites are acquisition, engineering and other costs related to the permitting and development of planned landfills and proposed expansions of existing landfills, which costs management of the Company believes are recoverable.

Other items of property and equipment are stated at cost. Depreciation of such property and equipment is provided over the estimated useful lives of the assets, on the straight-line method, as follows: buildings--7 to 25 years; vehicles and equipment--3 to 20 years; and office furniture and fixtures--5 years.

Effective January 1, 1992, the Company extended the estimated useful lives of certain of its equipment based upon historical data. Asset depreciation lives were extended generally as follows: from 7 to 10 years for collection and hauling vehicles, from 10 to 12 years for heavy equipment and from 10 to 20 years for railcars. The effect of the change in lives was to reduce depreciation expense and the net loss by $2,150,000, or $.03 per common share, for the year ended December 31, 1992.

Depreciation and amortization of property and equipment was $35,639,000, $32,088,000 and $28,945,000 for the years ended December 31, 1993, 1992 and
1991, respectively.

Items of an ordinary maintenance or repair nature are charged directly to operations, whereas betterments and major expenditures that extend the life of the asset are capitalized.

  Intangible Assets

Intangible assets consist principally of the excess of cost over fair value of the net assets of acquired businesses, which is being amortized on a straight-line basis over 20 years, and covenants not to compete and customer contracts and routes of acquired businesses, which are being amortized on a straight-line basis over periods of up to 10 years. Accumulated amortization of intangible assets was $15,631,000 and $9,924,000

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(excluding $1,279,000 and $4,442,000 related to assets held for sale) at December 31, 1993 and 1992, respectively.

  Landfill Site Closure and Post-Closure Costs

The Company's engineers estimate landfill site closure and post-closure costs, including leachate treatment, groundwater monitoring, gas extraction, maintenance and other costs. The accruals for these costs are recorded as airspace at the respective landfill sites is consumed.

Included in Other Noncurrent Liabilities at December 31, 1993 and 1992 are accrued closure and post-closure costs of $18,114,000 and $14,052,000, respectively. The current portions of accrued closure and post-closure costs of $1,858,000 and $2,428,000 at December 31, 1993 and 1992, respectively, are included in current accrued liabilities.

  Interest Rate Swap Agreements

The Company has used interest rate swap agreements, the last of which expired in November 1993, to minimize the impact of rate fluctuations on floating interest rate long-term borrowings. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

  Capitalized Interest

During the years ended December 31, 1993, 1992 and 1991, the interest costs of continuing operations were $32,613,000, $38,349,000 and $35,868,000, respectively, of which $3,450,000, $6,721,000 and $5,354,000 were capitalized with respect to landfills and facilities under construction.

  Income Taxes

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss carryforwards available for income tax purposes.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," using an asset and liability approach. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. There was no effect on the Company's financial statements upon adoption of the new standard using the cumulative effect method.

  Income (Loss) Per Common Share

Income (loss) per common share is computed using the weighted average number of shares outstanding during the year. Common stock equivalents, which consist of stock options outstanding, had an antidilutive effect on income (loss) per common share for each of the years presented and, accordingly, have not been included in the computation. The weighted average number of common shares outstanding was 66,788,000 for the years ended December 31, 1993 and 1992, and 59,895,000 for the year ended December 30, 1991.

If the conversion in September 1991 of the 6 3/4% Convertible Subordinated Debentures Due September 15, 2004 into 5,206,988 shares of Class A Common Stock had taken place at the beginning of 1991, the loss per common share for that year would have been $1.05.

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B--DIVESTITURES AND DISCONTINUED OPERATIONS

  Divestitures

In late 1992, the Company initiated a program to divest certain businesses that did not meet strategic and performance objectives, and in 1993, completed a series of asset sales to various parties. On March 11, 1993, the Company sold assets of its collection, hauling and transfer station operations in Rhode Island, Massachusetts and Texas for $12,093,000 in cash, which resulted in a gain of $4,715,000.

On September 30, 1993, the Company sold its collection and hauling operation and its landfill in Indiana. Proceeds from the sale were $20,187,000, consisting of $16,131,000 in cash and $4,056,000 in notes and other receivables payable through 1996. The sale resulted in a net gain of $13,598,000.

On November 30, 1993, the Company sold a collection and hauling operation in South Carolina for $5,110,000 in cash, and on December 20, 1993, sold a collection and hauling operation in Georgia for $2,145,000 in cash, which resulted in gains of $2,587,000 and $899,000, respectively.

On December 31, 1993, the Company sold its two transfer stations in Morris County, New Jersey, to the Morris County Municipal Utilities Authority ("MCMUA") for $9,500,000 in cash, which resulted in a deferred gain of $3,950,000. Simultaneous with entering into the agreement for the sale of these transfer stations, the Company and the MCMUA amended the agreement pursuant to which the Company operates the transfer stations and provides waste disposal services, reducing the rates charged for such services in 1994. As a result of the interrelationship of the sale of the transfer stations and the operating and disposal service agreement, the gain on sale was deferred and will be recognized in 1994 as services are provided. As part of the agreement of sale, the Company will continue to operate the transfer stations and provide waste disposal services until the county's long-term solid waste system is in operation or December 31, 1996, if later.

In 1993, the Company also sold land in Georgia for $1,284,000 in cash and received $996,000 with respect to a development project in California, which resulted in losses of $964,000 and $134,000, respectively.

Approximately $24,999,000 and $6,502,000 of the net proceeds from these divestitures were applied to reduce long-term obligations of the Company in 1993 and early 1994, respectively (see Note E).

The following are summarized operating results of the businesses that were sold during 1993, which are included in the results of continuing operations, excluding the two transfer stations in Morris County, New Jersey, that the Company will continue to operate (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                             1993        1992         1991
                                                            -------     -------     --------
    Revenues                                                $14,429     $29,865     $ 28,094
    Income (loss) from operations                             1,116      (4,597)     (13,251)

In light of prevailing market conditions, during the fourth quarter of 1993 the Company re-evaluated the businesses subject to its divestiture program. As a result, current assets of $180,000, property and equipment of $54,311,000, intangibles and other assets of $13,952,000 and noncurrent liabilities of $3,871,000 were reclassified from assets held for sale to their respective balance sheet classifications. Additionally, total assets of $12,828,000, principally property and equipment, related to businesses added to the divestiture program have been reclassified to assets held for sale. The Company must obtain lender approval prior to the sale of these additional businesses.

The Company had recorded a provision of $10,466,000 in 1992 for estimated losses on the disposition of certain of the businesses. The provision reflected the expected loss from the disposition of net assets, anticipated operating losses from the measurement date through the expected dates of disposal and estimated disposal costs. Accruals of $6,636,000, consisting principally of provisions previously recorded for expected losses on the disposition of certain of these businesses, have been reversed and are included in unusual items in 1993. Also, in the fourth quarter of 1993, the Company recorded in unusual items a provision of $3,181,000 for

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated losses on the disposition of the additional businesses classified as assets held for sale and $2,334,000 for additional estimated losses related to the remaining assets held for sale (see Note J).

The following are summarized operating results of the businesses whose assets are held for sale at December 31, 1993 which are included in the results of continuing operations (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                               -----------------------------
                                                                1993       1992       1991
                                                               ------     ------     -------
    Revenues                                                   $8,079     $8,779     $ 9,774
    Loss from operations                                         (718)      (847)     (3,327)

Net assets held for sale consist of the following (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1993        1992
                                                                       -------     -------
    Inventories and prepaid expenses                                   $   724     $ 1,399
    Property and equipment, net                                         16,260      70,815
    Intangibles and other noncurrent assets                                743      17,268
    Other noncurrent liabilities                                            --      (3,871)
                                                                       -------     -------
                                                                        17,727      85,611
    Less allowance for losses                                            6,697      10,611
                                                                       -------     -------
    Net assets held for sale                                            11,030      75,000
    Less amount classified as noncurrent                                   --       29,548
                                                                       -------     -------
    Net assets held for sale--current                                  $11,030     $45,452
                                                                       -------     -------
                                                                       -------     -------

  Discontinued Operations

On December 11, 1992, the Company sold substantially all of the assets of its security services business to Baker Industries, Inc./BPS Guard Services, Inc. for approximately $27,430,000, of which $22,930,000 was received at closing with the balance received in 1993.

Following are summarized operating results of the security services business for the nine months ended September 30, 1992 and for the year ended December 31, 1991, which have been classified in the consolidated statements of operations as discontinued operations (in thousands):

                                                                        1992        1991
                                                                       -------     -------
    Revenues                                                           $68,079     $73,096
    Costs and expenses                                                  69,310      80,754
    Interest expense                                                        26          60
    Loss from operations                                                (1,407)     (7,722)

Costs and expenses in 1991 include unusual charges of $2,172,000 for asset impairments.

NOTE C--BUSINESS COMBINATIONS

During 1992, the Company acquired ten waste businesses and one security business which have been accounted for by the purchase method and are included in the consolidated financial statements from the dates of acquisition. The cost of the waste business acquisitions totaled $28,680,000, including liabilities incurred or assumed of $8,025,000, and the cost of the security business acquisition totaled $1,174,000. The pro forma effect of the businesses acquired during 1992 was not material.

A 1991 acquisition agreement requires contingent payments to the sellers based on approval of permits. At December 31, 1993 and 1992, obligations for such contingent payments totaled $4,000,000 and $3,871,000, respectively.

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D--CURRENT ACCRUED LIABILITIES

Current accrued liabilities consist of the following (in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                      1993          1992
                                                                     -------       -------
    Insurance                                                        $ 7,308       $ 7,917
    Shareholder litigation costs, principally legal fees               4,239         7,440
    Taxes, other than income                                           3,979         3,681
    Compensation                                                       3,797         4,484
    Other                                                             11,125        16,720
                                                                     -------       -------
                                                                     $30,448       $40,242
                                                                     -------       -------
                                                                     -------       -------

NOTE E--LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1993         1992
                                                                     --------     --------
    Senior notes, interest at 11.45%, principal payable in annual
      installments, maturing in 2000                                 $152,843     $180,074
    Senior notes, interest at 11.95%, principal payable in annual
      installments, maturing in 1998                                   20,525       24,180
    Industrial revenue bonds, variable interest rates (3.25% to
      3.60% at December 31, 1993), principal payable in annual
      installments, maturing in 2001-2007, collateralized by
      letters of credit                                                95,200      116,400
    Economic development bonds, variable interest rate, principal
      payable in semiannual installments, maturing in January 1993         --        3,400
    Noninterest-bearing notes, principal payable in annual
      installments, maturing in 2002, less unamortized discount of
      $4,464 and $5,350, respectively, based on imputed interest
      rate of 12%                                                       7,686        8,150
    Other notes payable and equipment loans, various interest
      rates (6.0% to 10.5% at December 31, 1993), maturities
      through 2000, collateralized by vehicles, equipment and
      other assets                                                     12,979       18,208
    Capital lease obligation on building (see Note F)                   2,318        2,424
                                                                     --------     --------
                                                                      291,551      352,836
    Less current maturities                                            29,748       50,482
                                                                     --------     --------
                                                                     $261,803     $302,354
                                                                     --------     --------
                                                                     --------     --------

The aggregate estimated payments, including scheduled maturities, of long-term obligations for the five years ending December 31, 1994 through 1998 are:
1994-$29,748,000; 1995-$82,460,000; 1996-$31,132,000; 1997-$36,083,000; and
1998-$30,530,000.

On July 9, 1993, the Company executed comprehensive amendments (the "Amendments") to its bank credit facility (the "Credit Facility") and its note purchase agreements under which the Company in 1988 issued $30,000,000 of 10.95% (currently 11.95%) Senior Notes and in 1990 issued $192,000,000 of 10.45% (currently 11.45%) Senior Notes (collectively, the "Senior Notes"). The amendments to the Credit Facility and Senior Note agreements (collectively as amended, the "Amended Agreements") included revisions to the terms and conditions of the original agreements and provided for additional terms and conditions with respect to future periods. The Company's lenders and bonding company have been granted security interests in substantially all of the assets of the Company, and an intercreditor agreement has been executed among the Credit Facility banks, the Senior Note holders and the bonding company with respect to priority of interests in collateral and access to assets.

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amendments to the Credit Facility eliminated the provisions permitting new borrowings and the issuance of new letters of credit. The letters of credit existing on July 9, 1993, which had scheduled expiration dates, may be automatically extended, but not beyond the Credit Facility's final maturity date of December 31, 1996. Three letters of credit currently totaling $44,526,000 and scheduled to expire in November 1994, December 1994 and March 1995 were not eligible for automatic maturity extension at the time the Credit Facility amendments were executed. On February 22, 1994, the Company received consents from all of the participating Credit Facility banks to extend the maturities of these three letters of credit. Such consents require the completion of letter of credit reductions of $6,000,000, which the Company has commenced, and are subject to the Company being in compliance with all covenants at the time of renewal.

The Amended Agreements required the Company to sell certain assets in order to produce minimum net proceeds of $50,000,000 during 1993. Net proceeds from such asset sales during 1993 totaled $51,324,000, of which $24,999,000 was applied in 1993 and $6,502,000 was applied in early 1994 against the Senior Notes and to prepay industrial revenue bonds (the "IRBs") supported by letters of credit issued under the Credit Facility. The Company is also required to pay to the holders of the Senior Notes and the Credit Facility banks the amount by which its daily average unrestricted cash balance exceeds $50,000,000 for any calendar month, and 50% of the net proceeds from sales of assets as permitted by the Amended Agreements. The Amended Agreements require that principal payments made to the holders of the Senior Notes and IRBs maintain the relative exposure of the holders of the Senior Notes and the Credit Facility banks on a pro rata basis.

The Amended Agreements also provided that, at the option of the Company, the scheduled aggregate principal payments of $28,722,000 on the Senior Notes originally due in 1993 and 1994 could be deferred until July 1, 1995. Through March 1, 1994, principal payments of $27,098,000 related to such deferrals had been made. In addition to any remaining unpaid deferred amounts under the Senior Notes, the Amended Agreements require aggregate principal payments of $75,000,000 on July 1, 1995, which payments are to be applied pro rata against the remaining principal payments originally due on the Senior Notes and to reduce the IRBs.

The Amended Agreements contain financial covenants which require the Company to maintain minimum levels of tangible net worth, working capital and quarterly cash flows from operations. The Amended Agreements also prohibit the incurrence of additional indebtedness and the payment of cash dividends and limit annual cash capital expenditures.

The Credit Facility at December 31, 1993 provided for letters of credit supporting IRBs, performance of landfill closure and post-closure requirements, insurance and other contracts. Letters of credit outstanding at December 31, 1993 aggregated $131,103,000, the maximum amount then issuable under the Credit Facility. The Company pays a commission of 2% on the amount of letters of credit outstanding.

The IRBs outstanding at December 31, 1993 were collateralized by letters of credit totaling $97,087,000. The terms of the IRBs provide that the Company may convert them to fixed interest rate obligations prior to the expiration of the applicable letters of credit, at prevailing market interest rates. The holders of such IRBs, upon giving notice, may tender them for redemption to the designated agent who will either remarket the obligations or use the letters of credit to fund their retirement. In the latter situation, the Company would be indebted to the Credit Facility banks for the amounts advanced, and the banks could request cash collateral in the amount thereof.

NOTE F--COMMITMENTS

  Capital Lease on Building

The Company's headquarters facility is leased from the principal stockholders of the Company under a lease with an initial term expiring in October 2006 and which has a ten-year renewal option. The agreement provides for aggregate lease payments of $986,000 during 1994, payable monthly, and for rental increases based on increases in taxes and other costs. The rent may be adjusted upward for increases in certain costs of

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the lessor on an annual basis. As of December 31, 1993, future minimum payments for the initial term of the lease based on the aforementioned annual lease obligation were $11,819,000, including $1,060,000 representing interest and $8,441,000 representing executory costs. The Company has guaranteed the demand note borrowing by the lessor to finance the building, which is collateral for such note. The outstanding balance of the note was $2,035,000 at December 31, 1993. In 1988, the Company prepaid $752,000 on the lease payments due in the final year of the original lease term; such prepayment has been deducted in arriving at the above-mentioned future minimum payments.

  Operating Leases

The Company has entered into a number of noncancelable operating leases for vehicles, equipment, offices and other facilities which expire through 2012. Lease expense aggregated $11,020,000, $12,027,000 and $11,934,000 during 1993,
1992 and 1991, respectively. The following is a summary of the future minimum lease payments under operating leases in effect at December 31, 1993 (in thousands):

    YEAR ENDING DECEMBER 31,
    -------------------------
    1994                                                                          $ 6,138
    1995                                                                            4,255
    1996                                                                            2,339
    1997                                                                            1,228
    1998                                                                              364
    Thereafter                                                                      1,474
                                                                                  -------
                                                                                  $15,798
                                                                                  -------
                                                                                  -------

NOTE G--CAPITAL STOCK

The Class A Common Stock is entitled to a noncumulative quarterly dividend preference of $.003125 per share before any dividend may be paid on the Common Stock. Additional dividends declared on the Class A Common Stock and the Common Stock are shared equally on a per share basis. Holders of Class A Common Stock are entitled to one vote per share, whereas holders of Common Stock have ten votes per share. Common Stock is convertible into Class A Common Stock at the option of the holder on a one-for-one basis.

At December 31, 1993, approximately 18,971,000 shares of Class A Common Stock were reserved for issuance under the Company's stock option plans and for the conversion of Common Stock.

During 1991, 5,206,988 shares of Class A Common Stock were issued upon the conversion of the 6 3/4% Convertible Subordinated Debentures Due September 15, 2004 and 6,900,000 shares were sold in a public offering.

In addition, during the years ended December 31, 1993, 1992 and 1991, 10,150, 8,700 and 238,200 shares, respectively, of the Company's Common Stock were exchanged for an equal number of shares of Class A Common Stock. During 1992 and 1991, 8,366 and 24,610 shares, respectively, of Class A Common Stock were issued upon the exercise of stock options.

NOTE H--STOCK OPTION PLANS

The Company has two plans under which stock options for the purchase of Class A Common Stock currently may be granted: the 1993 Stock Incentive Plan (the "1993 Plan") and the 1991 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The 1990 Stock Option Plan for Consultants and Advisors was terminated on March 16, 1994.

The 1993 Plan, which replaces the Company's 1988 Stock Option Plan (the "1988 Plan"), was adopted by the Board of Directors on October 4, 1993 and approved by the stockholders on November 10, 1993. The maximum number of shares of Class A Common Stock available for grant under the 1993 Plan in each

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

calendar year is equal to one percent of the total number of outstanding shares of Class A Common Stock as of the beginning of the year, plus any shares then reserved but not subject to grant under the Company's 1988 Plan. Any unused shares available for grant in any calendar year are carried forward and available for award in succeeding calendar years.

The 1993 Plan permits the granting to key officers and employees, including directors who are employees, the following types of awards: (i) stock options including incentive stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) deferred stock, (v) performance awards, (vi) dividend equivalents and (vii) other stock-based awards. The type and number of awards to be granted, as well as the terms, conditions and other provisions applicable to each award, are determined by the Human Resource Committee of the Board of Directors.

Under the 1993 Plan, the exercise price of stock options granted may be more or less than the fair market value of the stock on the date of grant, but in no event may it be less than the par value of the stock. Stock appreciation rights may be granted, either alone or in tandem with stock options. These rights entitle the optionee to receive the excess of the fair market value of the stock on the date of exercise over the grant price which generally may not be less than the fair market value of the stock on the date of grant.

The Directors' Plan provides for the granting of options for the purchase of a maximum of 150,000 shares of Class A Common Stock. Under the Directors' Plan, each person serving as a director and who is not employed by the Company will automatically be granted options for the purchase of 2,000 shares of stock on the third business day following each annual stockholders' meeting. In addition, each nonemployee director at the effective date of the plan was granted options to purchase 2,000 shares of stock for each year previously served on the Company's Board of Directors. Options granted under the Directors' Plan become fully exercisable one year after the date of grant.

Provisions of the 1988 Plan continue with respect to stock options previously granted. Options outstanding under the 1988 Plan become exercisable (i) in cumulative annual increments of 25 percent each year, commencing one year after the date of grant, or (ii) in cumulative annual increments of 50 percent each year, commencing three years after the date of grant.

Information related to stock options under all plans is as follows (shares in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                   1993            1992              1991
                                               ------------    -------------     -------------
    Outstanding at beginning of year                  1,451              876               687
    Granted                                             481              751               299
    Cancelled                                          (310)            (168)              (85)
    Exercised                                            --               (8)              (25)
                                               ------------    -------------     -------------
    Outstanding at end of year                        1,622            1,451               876
                                               ------------    -------------     -------------
                                               ------------    -------------     -------------
    Exercisable at end of year                          572              372               208
    Available for future grants at end of
      year                                              934              662             1,245
    Price range:
      Granted                                  $       4.03    $        4.38     $16.81-$24.63
      Cancelled                                  4.38-17.44      4.38- 21.19      12.22- 17.44
      Exercised                                          --     12.22- 17.44      12.22- 17.44
      Outstanding at end of year                 4.03-24.63      4.38- 24.63      12.22- 24.63

NOTE I--REVENUES FROM MAJOR CUSTOMERS

The Company operates in one industry segment, integrated waste management. Revenues from the Bergen County Utilities Authority totaled $33,870,000, $33,476,000 and $27,933,000, or 11.7%, 11.4% and 11.2% of revenues from continuing operations, for the years ended December 31, 1993, 1992 and 1991, respectively.

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J--UNUSUAL ITEMS

During 1993, the Company sold certain businesses as part of its divestiture program, which resulted in a net gain of $20,701,000. In addition, the Company recorded net provisions aggregating $14,350,000, related principally to additional legal fees for shareholder litigation, abandonment of certain development activities as a result of corporate restructuring and re-evaluation of the businesses included in the Company's divestiture program.

During 1992, in addition to the shareholder litigation described in Note O, the Company, as a result of its non-compliance with certain covenants of its various long-term borrowing agreements, commenced the restructuring of its principal credit facilities and surety arrangements. The Company also initiated action in 1992 to dispose of certain businesses that did not meet strategic and performance objectives, reorganized its corporate and regional activities and abandoned certain developmental activities as part of the corporate restructuring. As a result of these events, the Company recorded charges for unusual items of $55,144,000 in 1992.

The Company recorded charges for unusual items of $16,938,000 in 1991 related to asset impairments and losses on asset divestitures and contractual commitments.

A summary of these unusual items is as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1993        1992        1991
                                                            --------     -------     -------
    Net gains on asset divestitures                         $(20,701)    $    --     $    --
    Provision for loss on asset divestitures and
      contractual commitments                                  8,687      10,525       4,811
    Reversal of 1992 provision for loss on certain asset
      divestitures                                            (6,636)         --          --
    Shareholder litigation costs, principally legal fees       5,500      10,853          --
    Asset impairments and abandoned projects                   4,929      12,425      12,127
    Financing and related professional fees                       --      10,388          --
    Directors' and officers' insurance                         1,555       7,134          --
    Corporate and regional restructuring costs                   315       3,819          --
                                                            --------     -------     -------
                                                            $ (6,351)    $55,144     $16,938
                                                            --------     -------     -------
                                                            --------     -------     -------

See Note B with respect to unusual charges of $2,172,000 in 1991 related to discontinued operations.

NOTE K--SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                             -------------------------------
                                                              1993        1992        1991
                                                             -------     -------     -------
    Cash paid during the year for:
      Income taxes                                           $   563     $ 1,390    $ 26,308
      Interest (net of amount capitalized)                    29,278      32,252      33,140

    Noncash investing and financing activities:
      Receivables from sales of businesses                     4,056       4,500          --
      Liabilities incurred or assumed in acquisitions of
         businesses                                               --       8,025       7,019
      Conversion of subordinated debentures into Class A
         Common Stock                                             --          --     107,911
      Capital lease obligations                                   --         776      12,405

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L--INCOME TAXES

The provision for income taxes, all of which is applicable to continuing operations, consists of the following
(in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1993        1992        1991
                                                              ------     --------     ------
    Current
      Federal (benefit) provision                             $   --     $(12,000)    $  800
      State and local                                          1,600        1,325      1,200
                                                              ------     --------     ------
                                                               1,600      (10,675)     2,000
    Deferred provision                                            --       12,000      1,600
                                                              ------     --------     ------
                                                              $1,600     $  1,325     $3,600
                                                              ------     --------     ------
                                                              ------     --------     ------

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss carryforwards available for income tax purposes. Temporary differences and net operating loss carryforwards relate principally to the capitalization of costs and expenses for income tax purposes that were deducted for financial reporting purposes, partially offset by the use of accelerated depreciation for income tax purposes.

The tax treatment of certain costs and expenses deducted for financial statement purposes in open tax years has not been settled with the Internal Revenue Service; accordingly, the amounts of certain temporary differences and net operating loss carryforwards available for income tax purposes, if any, are not presently determinable. However, the Company has approximately $250 million of net operating loss carryforwards to offset future taxable income for financial reporting purposes, the majority of which expire between the years 2000 and 2007.

Deferred income tax assets and liabilities at December 31, 1993 are comprised of the following (in thousands):

    Differences between the financial statement and tax bases of property and equipment and intangible assets, and/or tax net operating loss
      carryforwards                                                             $ 57,490
    Other (principally losses from planned asset divestitures and asset
      impairments)                                                                28,930
                                                                                --------
    Gross deferred income tax assets                                              86,420
    Less valuation allowance                                                     (86,420)
                                                                                --------
    Deferred income tax assets, net                                             $     --
                                                                                --------
                                                                                --------
    Deferred income tax liabilities                                             $     --
                                                                                --------
                                                                                --------

The valuation allowance for deferred income tax assets decreased by $830,000 in 1993 principally due to the realization of deferred income tax benefits relating to estimated temporary differences, after an increase of $1,906,000 in both the deferred income tax assets and related valuation allowance resulting from the federal corporate income tax rate increase enacted in 1993.

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision (credit) for income taxes applicable to continuing operations computed using the statutory federal income tax rate to the tax provision shown in the consolidated statements of operations is as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                           ---------------------------------
                                                            1993         1992         1991
                                                           -------     --------     --------
    Computed at federal statutory rate                     $ 3,500     $(23,400)    $(20,700)
    Deferred benefit related to estimated temporary
      differences                                           (3,500)          --           --
    Operating losses not utilized                               --       23,400       20,700
    Deferred benefit lost due to carryback limitation           --           --        1,600
    State income taxes                                       1,600        1,325        1,200
    Other                                                       --           --          800
                                                           -------     --------     --------
    Provision for income taxes                             $ 1,600     $  1,325     $  3,600
                                                           -------     --------     --------
                                                           -------     --------     --------

The statute of limitations has expired for the Company's federal income tax return for 1987 and prior years. The returns for 1988 through 1992 are currently under examination by the Internal Revenue Service. The Company believes that any adjustments which may result from such examination will not have a material adverse effect on the Company's financial statements.

In June 1992, the Company filed applications with the Internal Revenue Service in which it requested a change in its tax accounting method for certain costs and expenses previously capitalized for financial and tax reporting purposes. The Company believes the applications will be approved and that it will be permitted to deduct the temporary differences resulting from the tax accounting method change in 1992 and future years.

NOTE M--FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." The Company has used the following methods and assumptions to estimate the fair value of each class of financial instrument:

  Cash and cash equivalents

The fair value approximates the carrying amount due to the short maturity (three months or less) of the instruments.

  Divestiture proceeds held in escrow

The fair value approximates the carrying amount due to the short maturity (three months or less) of the instruments.

  Funds held for escrow requirements and construction

The estimated fair value of financial instruments that reprice or mature in less than three months approximates the carrying amount due to the short maturity of the instruments. The fair value of financial instruments with maturities greater than three months are estimated based on quoted market prices for the same or similar financial instruments.

  Long-term obligations

The fair value of the Company's debt maturing within one year approximates the carrying amount due to the short-term maturities involved.

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the senior note obligations approximates the carrying amount as the interest rates on the notes were established in December 1992 and remained unchanged when the comprehensive amendments to the agreements were executed in July 1993.

The fair value of the industrial revenue bonds approximates the carrying amount as the interest rates on the bonds are reset weekly based on the credit quality of the letters of credit which collateralize the bonds.

The fair value of the noninterest bearing notes approximates the carrying amount which represents the discounted value of the notes using an interest rate considered market for a borrowing of similar credit quality and maturity.

The fair value of other notes payable and equipment loans, excluding capital leases, is estimated by discounting future cash flows using an interest rate considered market for borrowings of similar credit quality and maturity.

  Letters of credit

The fair value of letters of credit is based upon the fees paid to obtain the obligation.

  Interest rate swap agreements

The Company has used interest rate swap agreements to minimize the impact of rate fluctuations on floating interest rate long-term obligations. The fair value of the interest rate swap agreements, the last of which expired in November 1993, was the estimated amount the Company would have to pay to terminate the agreements.

The carrying or notional amounts and estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                      DECEMBER 31, 1993        DECEMBER 31, 1992
                                                     --------------------     --------------------
                                                     CARRYING      FAIR       CARRYING      FAIR
                                                      AMOUNT      VALUE        AMOUNT      VALUE
                                                     --------    --------     --------    --------
BALANCE SHEET INSTRUMENTS
Cash and cash equivalents                            $ 44,553    $ 44,553     $ 45,899    $ 45,899
Divestiture proceeds held in escrow                    11,287      11,287           --          --
Funds held for escrow requirements and
  construction                                         31,954      31,944       42,250      42,321
Long-term obligations (including current
  maturities)                                         286,104     285,853      346,043     345,571

                                                     NOTIONAL      FAIR       NOTIONAL      FAIR
                                                      AMOUNT      VALUE        AMOUNT      VALUE
                                                     --------    --------     --------    --------
OFF BALANCE SHEET INSTRUMENTS
Letters of credit                                    $131,103    $     --     $156,336    $     --
Interest rate swap agreements                              --          --       53,400        (975)

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following information summarizes the Company's quarterly financial results (in thousands, except per share amounts):

                                        CONTINUING OPERATIONS                                    PER COMMON SHARE
                               ----------------------------------------                    ----------------------------
                                                             INCOME                           INCOME
                                            OPERATING     (LOSS) FROM                      (LOSS) FROM
                                             INCOME        CONTINUING       NET INCOME      CONTINUING       NET INCOME
                               REVENUES      (LOSS)        OPERATIONS         (LOSS)        OPERATIONS         (LOSS)
                               --------     --------      -----------       ----------     ------------      ---------
YEAR ENDED DECEMBER 31, 1993
    First quarter              $ 67,687     $   9,111(1)    $   1,788        $  1,788         $   .03          $  .03
    Second quarter               75,878         8,332           1,503           1,503             .02             .02
    Third quarter                75,274        16,486           9,527           9,527             .14             .14
    Fourth quarter               69,642         1,574          (4,515)         (4,515)           (.07)           (.07)
                               --------     ---------       ---------        --------         -------          ------
                               $288,481     $  35,503       $   8,303        $  8,303         $   .12          $  .12
                               --------     ---------       ---------        --------         -------          ------
                               --------     ---------       ---------        --------         -------          ------
YEAR ENDED DECEMBER 31, 1992
    First quarter              $ 67,905     $ (16,527)      $ (21,355)       $(22,559)        $  (.32)         $ (.34)
    Second quarter               75,625         2,267          (4,366)         (4,813)           (.07)           (.07)
    Third quarter                78,223         7,390             501             745             .01             .01
    Fourth quarter               72,557       (36,941)        (45,035)        (44,096)           (.67)           (.66)
                               --------     ---------       ---------        --------         -------          ------
                               $294,310     $ (43,811)      $ (70,255)       $(70,723)        $ (1.05)         $(1.06)
                               --------     ---------       ---------        --------         -------          ------
                               --------     ---------       ---------        --------         -------          ------

- ---------

(1) Operating income for the first quarter of 1993 includes the reclassification of the $4,860 divestiture gain from other income to unusual items.

Results of continuing operations include net credits for unusual items of $4,563,000, $758,000 and $6,532,000 for the first, second and third quarters of 1993, respectively, and a net unusual charge of $5,502,000 for the fourth quarter of 1993 (see Note J).

Results of continuing operations include a provision for unusual items of $16,500,000 and $38,644,000 for the first and fourth quarters of 1992, respectively (see Note J).

NOTE O--CONTINGENCIES

  Litigation and Investigations

Between March 18, 1992 and May 7, 1992, various Company shareholders filed twenty-three actions in the United States District Court for the Western District of Pennsylvania asserting federal securities fraud claims and pendent state law claims against the Company, certain of its officers and directors, its former auditors, and the underwriters of its securities (the "Federal Class Action"). The significant part of these actions, as amended and consolidated on November 4, 1992, under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Civil Action No. 92-0679, and brought on behalf of a putative class of purchasers of the Company's securities between March 18, 1988 and October 20, 1992, is the allegation that the decrease in the Company's stock price during the period from the Company's March 17, 1992 announcement of a change in accounting method relating to capitalization of certain costs and expenses through its October 20, 1992 announcement of a $362 million reduction in retained earnings as of December 31, 1991, as compared with the amount previously reported, and a restatement of its 1990 and 1989 consolidated financial statements, was caused by the Company's misrepresentation of its earnings and financial condition. One of the original twenty-three complaints, Yeager v. Rangos, et al., C.A. No. 92-1081, also asserts derivative claims on behalf of the Company (which is named as a nominal defendant) for breach of fiduciary duty against certain of its officers and directors and for negligence against its former auditors (the "Federal Derivative Action").

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, three parallel lawsuits have been filed in state courts. Two derivative actions, asserting waste and mismanagement claims on behalf of the Company against certain of its officers and directors, have been filed in the Delaware Court of Chancery for New Castle County (the "Delaware Derivative Actions") and are pending under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Consolidated C.A. No. 12508. One purported class action, alleging state securities law and common law claims, has been filed in the Court of Common Pleas of Allegheny County, Commonwealth of Pennsylvania, under the caption Integrated Investments, Inc., et al. v. Chambers Development Company, Inc., et al., No. G.D. 92-7036 (the "State Class Action").

The complaints in the Federal and State Class Actions allege that the Company, in publicly disseminated materials, intentionally or negligently misstated its earnings during the class period, thereby deceiving the Company's shareholders and others with respect to its growth prospects and profitability. In particular, the plaintiffs allege that the Company's earnings were improperly increased by capitalizing certain costs and expenses in violation of generally accepted accounting principles, in part through the use of a formula which arbitrarily allocated indirect costs and expenses to landfill and development activities. In addition, the plaintiffs allege that the Company had an inadequate information system and failed to maintain the records necessary to support the capitalization of such costs and expenses.

The Federal Class Action claims assert violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, section 11 of the Securities Act of 1933 and negligent misrepresentation against the Company. Claims under sections 12(2) and 20(a) of the Securities Act of 1933 have been asserted against the Company's officers and directors who are named as defendants, but not against the Company. The State Class Action asserts similar violations of the Commonwealth of Pennsylvania securities laws. These actions seek to recover damages in an unspecified amount which the class members allegedly sustained by purchasing the Company's securities at artificially inflated prices, as well as related relief.

The section 11 claims relate to the sale in April 1989 of 2.85 million shares of the Company's Class A Common Stock at $25 per share (equivalent to 5.7 million shares of its Class A Common Stock at $12.50 per share after a subsequent two-for-one stock split), the issuance in September 1989 of $110 million principal amount of the Company's 6 3/4% Convertible Subordinated Debentures Due September 15, 2004 (subsequently converted into Class A Common Stock on or about September 16, 1991 at $21.125 per share), and the sale in June 1991 of 7 million shares of the Company's Class A Common Stock at $24.875 per share, and may be asserted by plaintiffs who, subject to certain conditions, are able to trace their purchases to these offerings. The section 10(b) fraud and negligent misrepresentation claims relate to these three offerings and open market transactions, whether or not the plaintiffs are able to trace their purchases to a specific offering. The Company has been advised by its counsel that the plaintiffs have alleged that the restatement of the Company's 1990 and 1989 consolidated financial statements is an admission that they were materially misstated. However, the Company has also been advised by its counsel that the Company's former auditors and former chief financial officer have contended that the Company's prior consolidated financial statements were fairly presented in accordance with generally accepted accounting principles. If a plaintiff were to establish that the Company's consolidated financial statements were materially misstated, the Company would be liable for statutorily prescribed damages under section 11 (subject to a causation defense in which the Company bears the burden of proving that some or all of the loss resulted from factors other than the misstatement and subject to the statute of limitations defense) and for damages established by case law under section 10(b) and the common law claims if that plaintiff were able to establish the remaining elements of those claims and the Company had no affirmative defense.

The Federal Derivative Action and the Delaware Derivative Actions assert, inter alia, that the Company's officers and directors committed acts of waste, mismanagement and breach of fiduciary duty by allegedly instituting or approving the Company's accounting policies relating to capitalization of certain costs and expenses for the purpose of increasing their salaries, fees, stock and other benefits. These actions, which seek recovery of unspecified damages on behalf of the Company, allege that the Company has been damaged

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

because it has become exposed to the risk of an adverse judgment or settlement in the class actions, that it has and will incur costs to defend the class actions, and that it has suffered injury to its reputation.

The twenty-three separate actions comprising the Federal Class Action have been consolidated, and the plaintiffs have filed amended consolidated class action complaints. On February 23, 1994, the court substantially denied the motions of the Company and its officers and directors to dismiss the complaint in the Federal Class Action.

The Company intends to defend vigorously each of these actions. The outcome of these actions is not presently determinable; accordingly, no provision for any liability that may result from the resolution of these actions has been recorded. In the event that the Company is unsuccessful in its defense, the result would have a material adverse effect on the Company.

Shortly after the Company's March 17, 1992 announcement of a change in accounting method, the Securities and Exchange Commission (the "SEC") initiated an informal investigation into the possibility that persons or entities had traded in the Company's securities on the basis of inside information prior to the announcement and with respect to the Company's accounting policies concerning capitalization and the accuracy of its financial statements. On September 30, 1992, a formal order of investigation was issued by the SEC with respect to potential violations by the Company and others of sections 10(b) and 13(a) and (b) of the Securities Exchange Act of 1934 and various rules promulgated thereunder. The Company is cooperating with the investigation through the production of documents and by providing witnesses pursuant to the SEC's request.

The American Stock Exchange and the Chicago Board of Options Exchange are conducting investigations into trading activity on their respective exchanges in the Company's securities and in put options on the Company's securities prior to the March 17, 1992 announcement.

On December 4, 1992, the Company was served with a grand jury subpoena out of the United States District Court for the Eastern District of New York seeking production of public filings and reports disseminated to its shareholders, documents referring to the preparation of its financial statements and other materials. The Company has responded to the subpoena by producing documents. The grand jury investigation is ongoing and it appears to be focusing on issues similar to those raised by the civil litigation and the SEC investigation described above.

The Company is cooperating with each of the investigations referred to in the three preceding paragraphs.

In December 1992, an action was filed in the Court of Common Pleas of Northampton County, Commonwealth of Pennsylvania, captioned Charles Chrin and Nicholas Chrin, individually and trading as Chrin Bros., et al. v. Chambers Development Company, Inc., et al., seeking a special and preliminary injunction to enjoin the defendants from allegedly tortiously interfering with the plaintiffs' permit modification application and with certain engineers developing the application for a landfill which the Company was in the process of purchasing. On March 2, 1993, the plaintiffs filed an amended complaint seeking rescission and damages relating to certain contracts entered into between the plaintiffs and a subsidiary of the Company with respect to the sale of a landfill and the prior sale of a waste collection and hauling company in eastern Pennsylvania previously owned by one of the plaintiffs. The plaintiffs allege that they were induced to enter into these contracts for the sale of the landfill and the waste collection and hauling company based upon false and misleading statements made by the Company as to its financial condition and future prospects. The Company defendants have filed an answer generally denying the allegations of the complaint and have counterclaimed against the Chrin entities for breach of contract and are seeking damages. Discovery on this matter has recently commenced.

On July 29, 1993, the Circuit Court of Berkeley County, West Virginia, issued an order requiring the Company to obtain the approval of the Berkeley County Commission in order to continue operation of its LCS landfill. In November 1993, the Supreme Court of West Virginia accepted the Company's appeal of the lower

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

court order and granted a continuing stay of the order pending decision by the state Supreme Court upon appeal. A hearing date upon the appeal has not been set.

On February 5, 1993, an action was filed in the Circuit Court of Kanawha County, West Virginia, under the caption Lenzi, et al. v. Chambers of West Virginia, Inc., et al. This action was brought by two individuals who claim to have been owners of a majority interest in the corporation which owned the LCS landfill until it was sold to the Company in 1989. The plaintiffs allege that they were induced to sell the stock of the corporation which owned the landfill to the Company and to accept royalty payments based on the amounts of waste deposited in the landfill, as part of the consideration for the sale, as a result of false and misleading statements made by the Company as to its financial condition and future prospects. This action seeks to enjoin the Company from disposing of its interest in the landfill, to impose a constructive trust, and to rescind the sale or, in the alternative, to obtain compensatory damages of approximately $21.5 million, plus punitive damages. On March 22, 1993, the Company filed an answer generally denying the allegations of the complaint and a motion to dismiss the complaint. Additionally, the Company filed a counterclaim against the plaintiffs seeking compensatory and punitive damages resulting from misrepresentations and omissions of fact made by the plaintiffs which induced the Company to proceed with this acquisition. The Company intends to defend vigorously this action and to prosecute its counterclaim.

On July 23, 1993, a former officer of the Company filed a Demand for Arbitration with the Pittsburgh, Pennsylvania, office of the American Arbitration Association claiming approximately $1,200,000 in severance benefits pursuant to employment agreements dated October 6, 1992 and February 3, 1993. The arbitration hearing is scheduled for late March, 1994. The Company believes it has meritorious defenses to the former officer's demand and it intends to defend vigorously against the claim.

Other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company from time to time. Although the outcome of these matters cannot be predicted with certainty, management of the Company believes that disposition of these other lawsuits, claims and proceedings which are pending or asserted will not have a material adverse effect on the Company's financial statements.

  Insurance

The Company self-insures certain of its comprehensive general liability and workers compensation risks, while maintaining third-party coverage to protect against catastrophic loss. The Company has not incurred significant fines, penalties or liabilities for pollution or environmental liabilities at any of its facilities; however, the Company's operating results could be adversely affected in the future in the event of uninsured losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Information relating to directors is incorporated herein by reference from the captions "ELECTION OF DIRECTORS" and "DIRECTORS WHOSE TERMS OF OFFICE WILL CONTINUE AFTER THE MEETING" on pages 4 and 5 of the Company's 1994 Proxy Statement. Information relating to the executive officers is incorporated by reference from the caption "INFORMATION REGARDING OTHER EXECUTIVE OFFICERS OF THE COMPANY" on pages 6 and 7 of the Company's 1994 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information under the caption "EXECUTIVE COMPENSATION" on pages 13 through 16 of the Company's 1994 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.

     Information under the captions "VOTING SECURITIES" on page 1 and "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" on pages 2 and 3 of the Company's 1994 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information under the caption "HUMAN RESOURCES COMMITTEE INTERLOCK AND INSIDER PARTICIPATION" on page 14 and the caption "INTEREST OF MANAGEMENT IN MATERIAL TRANSACTIONS" on page 17 of the Company's 1994 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a)(1)      Financial Statements:
             Report of Independent Auditors

             Consolidated Statements of Operations for the Years Ended December 31, 1993, 1992
             and 1991

             Consolidated Balance Sheets, December 31, 1993 and 1992

             Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1992
             and 1991

             Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
             1993, 1992 and 1991

             Notes to Consolidated Financial Statements

  (a)(2)     Financial Statement Schedules for the Three Years Ended December 31, 1993:
             Report of Independent Auditors

             II   Amounts Receivable from Directors, Officers and Employees

             V    Property and Equipment

             VI   Accumulated Depreciation and Amortization of Property and Equipment

             VIII Valuation and Qualifying Accounts

             IX   Short-term Borrowings

             X    Supplementary Income Statement Information

             All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.


 (a)(3)      Exhibits:
    3.1      Certificate of Incorporation of Chambers Development Company, Inc. (Exhibit 3.1
             of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1988 is hereby incorporated by reference.)
    3.2      By-laws of Chambers Development Company, Inc.
   10.1      Lease dated December 16, 1953 between the City of Washington and William H.
             Martin; Extension Agreement dated September 30, 1973 between the City of
             Washington and William H. Martin; Agreement dated March 19, 1981 between William
             H. Martin, Inc. and the City of Washington (Exhibit 10.3 of Registration
             Statement on Form S-1, Registration No. 33-00085, is hereby incorporated by reference); Extension Agreement dated February 25, 1988 between the City of
             Washington and William H. Martin, Inc. (Exhibit 10.1(a) of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1987 is hereby incorporated by reference.)
   10.2      Lease Agreement dated July 1, 1973 between Yolanda Nau and Southern Alleghenies
             Disposal Service, Inc. (Exhibit 10.5 of Registration Statement on Form S-1,
             Registration No. 33-00085, is hereby incorporated by reference); Assignment of
             Lease dated December 24, 1985 from Yolanda Nau to Gary A. Nau, David M. Nau and
             James B. Smith. (Exhibit 10.5 of Company's Annual Report on Form 10-K for the
             year ended December 31, 1985 is hereby incorporated by reference.)
   10.3      Amended, Modified and Restated Loan Agreement dated as of March 15, 1991 among
             Chambers Development Company, Inc., NCNB National Bank of North Carolina, Bank of
             New England, N.A., Bank of New York, National City Bank, National Westminster
             Bank USA, Bank One, Columbus, N.A., CoreStates Bank, N.A., Sovran Bank, N.A.,
             Security Pacific National Bank, PNC Bank and Commerzbank Aktiengesellschaft.
             (Exhibit 10.4(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991 is hereby incorporated by reference.)
   10.3(a)   Seventh Amendment and Waiver to Amended, Modified and Restated Loan Amended
             Agreement dated as of July 9, 1993 by and among Chambers Development Company,
             Inc. and NationsBank of North Carolina, N.A., Bank of New York, National City
             Bank, National Westminster Bank USA, Bank of America NT & SA, Bank One, Columbus,
             N.A., Philadelphia National Bank, Commerzbank Aktiengesellschaft, NationsBank of
             Virginia, N.A., PNC Bank N.A., Fleet Bank of Massachusetts, N.A. and Michigan
             National Bank. (Exhibit 10.3(b) of the Company's Annual Report on Form 10-K for
             the year ended December 31, 1992 are hereby incorporated by reference.)
   10.4      Indenture between Allegheny County Industrial Development Authority and PNC Bank,
             as Trustee, and agreed to by John G. Rangos, Sr., Alexander W. Rangos and John G.
             Rangos, Jr., individuals trading as Synergy Associates, dated as of November 1,
             1985; Reimbursement Agreement by and between John G. Rangos, Sr., John G. Rangos,
             Jr. and Alexander W. Rangos, trading and doing business as Synergy Associates, and Dollar Bank, Federal Savings Bank, dated as of November 1, 1985; and Guaranty and Suretyship Agreement of William H. Martin, Inc., U.S. Services Corporation,
             Chambers of Georgia, Inc., Chambers of South Carolina, Inc., Carrier Engineering,
             Inc., Security Bureau, Inc., Sandman Waste Management, Inc., Chambers Development
             Company, Inc., John G. Rangos, Sr., John G. Rangos, Jr., and Alexander W. Rangos,
             dated as of November 1, 1985. (Exhibit 10.8 of the Company's Annual Report on
             Form 10-K for the year ended December 31, 1985 is hereby incorporated by reference.)

   10.5      Lease dated December 29, 1986 between Chambers Development Company, Inc., as
             Lessee, and Synergy Associates, as Lessor. (Exhibit 10.10 of Registration
             Statement on Form S-1, Registration No. 33-12903, is hereby incorporated by reference.); Letter dated April 3, 1987 from Chambers Development Company, Inc.
             to Synergy Associates, amending the Lease dated December 29, 1986 between such parties. (Exhibit 10.10(a) of Amendment No. 2 to Registration Statement on Form
             S-1, Registration No. 33-14519, is hereby incorporated by reference.); Addendum to Office Lease Agreement dated April 22, 1988 between Chambers Development
             Company, Inc., as Lessee, and Synergy Associates, as Lessor. (Exhibit 10.8(b) of
             the Company's Annual Report on Form 10-K for the year ended December 31, 1988 is hereby incorporated by reference.)
   10.6      Chambers Development Company, Inc. 1988 Stock Option Plan, as amended. (Exhibit
             10 of the Company's Registration Statement on Form S-8, Registration No.
             33-33788, is hereby incorporated by reference.)
   10.6(a)   Chambers Development Company, Inc. 1991 Stock Option Plan for Non-Employee
             Directors (Exhibit A of the Company's 1991 Proxy Statement is hereby incorporated by reference.)
   10.7      Chambers Development Company, Inc. 1988 Employee Incentive Plan. (Exhibit 10.13
             of the Company's Annual Report on Form 10-K for the year ended December 31, 1987 is hereby incorporated by reference.)
   10.8      Chambers Development Company, Inc. 1993 Stock Incentive Plan (Exhibit A of the
             Company's 1993 Proxy Statement is hereby incorporated by reference.)
   10.9      Employment Contract by and between Chambers Development Company, Inc. and William
             Rodgers, Jr., dated February 3, 1993. (Exhibit 10.7(a)(iv) of the Company's
             Annual Report on Form 10-K for the year ended December 31, 1992 is hereby incorporated by reference.)
   10.9(a)   Employment Contract by and between Chambers Development Company, Inc. and Jack D.
             Weertman, dated February 3, 1993. (Exhibit 10.7(a)(viii) of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1992 is hereby incorporated by reference.)
   10.9(b)   Employment Contract by and between Chambers Development Company, Inc. and Peter
             V. Morse, dated February 3, 1993. (Exhibit 10.7(a)(v) of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1992 is hereby incorporated by reference.)
   10.9(c)   Employment Contract by and between Chambers Development Company, Inc. and Edward
             N. Durand, dated February 3, 1993. (Exhibit 10.7(a)(i) of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1992 is hereby incorporated by reference.)
   10.9(d)   Employment Contract by and between Chambers Development Company, Inc. and David
             J. Feals, dated February 3, 1993. (Exhibit 10.7(a)(iii) of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1992 is hereby incorporated by reference.)
   10.9(e)   Employment Contract by and between Chambers Development Company, Inc. and Ronald
             H. Jones, dated February 3, 1993. (Exhibit 10.7(a)(vi) of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1992 is hereby incorporated by reference.)
   10.9(f)   Employment Contract by and between Chambers Development Company, Inc. and
             Lawrence J. Yatch, dated February 3, 1993. (Exhibit 10.7(a)(vii) of the Company's
             Annual Report on Form 10-K for the year ended December 31, 1992 is hereby incorporated by reference.)
   10.9(g)   Employment contract by and between Chambers Development Company, Inc. and Joseph
             G. Stotlemyer, dated February 3, 1993. (Exhibit 10.7(a)(ix) of the Company's
             Annual Report on Form 10-K for the year ended December 31, 1992 is hereby incorporated by reference.)
   10.9(h)   Employment contract by and between Chambers Development Company, Inc. and Allan
             D. Pass, dated, September 2, 1991. (Exhibit 10.7(a)(x) of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1992 is hereby incorporated by reference.)

  10.10      Note Purchase Agreement and Note dated as of November 15, 1988 between Chambers
             Development Company, Inc. and New York Life Insurance Company; Note Purchase
             Agreement and Note dated as of November 15, 1988 between Chambers Development
             Company, Inc. and Home Life Insurance Company; Note Purchase Agreement and Note
             dated as of November 15, 1988 between Chambers Development Company, Inc. and Home
             Life Financial Assurance Corporation. (Exhibit 10.16 of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1988 is hereby incorporated by reference.)
  10.10(a)   Amended and Restated Note Agreement dated as of July 9, 1993 by and among
             Chambers Development Company, Inc. and New York Life Insurance Company, Phoenix
             Home Mutual Life Insurance Company and Home Life Financial Assurance Corporation.
             (Exhibit 10.11(b) of the Company's Annual Report on Form 10-K for the year ended
             December 31, 1992 is hereby incorporated by reference).
  10.11      Note Agreement, dated as of December 1, 1990, among Chambers Development Company,
             Inc., and Kemper Investors Life Insurance Company, Lumbermens Mutual Casualty
             Company, Federal Kemper Life Assurance Company, The Equitable Life Assurance
             Society of the United States, Equitable Variable Life Insurance Company, IDS Life
             Insurance Company, IDS Life Insurance Company of New York, American Enterprise
             Life Insurance Company, The Mutual Life Insurance Company of New York, MONY Life
             Insurance Company of America, MONY Legacy Life Insurance Company, Monumental Life
             Insurance Company, AUSA Life Insurance Company, Pacific Fidelity Life Insurance
             Company, Bankers United Life Assurance Company, General Services Life Insurance
             Company, Aid Association for Lutherans, Jefferson-Pilot Life Insurance Company,
             Massachusetts Mutual Life Insurance Company, American Family Mutual Insurance
             Company, American Family Life Insurance Company, The Canadian Life Assurance
             Company, Great-West Life & Annuity Insurance Company, Fidelity & Guaranty Life
             Insurance Company, Safeco Life Insurance Company, Modern Woodman of America,
             Pan-American Life Insurance Company, American Life & Casualty Insurance Company
             and West American Insurance Company. (Exhibit 4 of the Company's Current Report
             on Form 8-K dated as of December 20, 1990 is hereby incorporated by reference.)
  10.11(a)   Amended and Restated Note Agreement dated as of July 9, 1993 by and among
             Chambers Development Company, Inc. and Kemper Investors Life Insurance Company,
             Lumbermens Mutual Casualty Company, Federal Kemper Life Assurance Company, The
             Equitable Life Assurance Society of the United States, Equitable Variable Life
             Insurance Company, IDS Life Insurance Company, IDS Life Insurance Company of New
             York, American Enterprise Life Insurance Company, The Mutual Life Insurance
             Company of New York, MONY Life Insurance Company of America, MONY Legacy Life
             Insurance Company, Monumental Life Insurance Company, AUSA Life Insurance
             Company, Pacific Fidelity Life Insurance Company, Bankers United Life Assurance
             Company, General Services Life Insurance Company, Aid Association for Lutherans,
             Jefferson-Pilot Life Insurance Company, Massachusetts Mutual Life Insurance
             Company, American Family Mutual Insurance Company, The Canada Life Assurance Com-
             pany, Great-West Life & Annuity Insurance Company, Fidelity & Guaranty Life
             Insurance Company, Safeco Life Insurance Company, Modern Woodmen of America,
             Pan-American Life Insurance Company, American Life & Casualty Insurance Company
             and West American Insurance Company. (Exhibit 10.12(b) of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1992 is hereby incorporated by reference).
  10.12      Agreement of Sale dated as of November 1, 1989 between Industrial Development
             Authority of the County of Charles City and Chambers Development of Virginia,
             Inc.; Guaranty Agreement dated as of November 1, 1989 by and among Chambers
             Development Company, Inc. and Sovran Bank, N.A., as Trustee. (Exhibit 10.16 of
             the Company's Annual Report on Form 10-K for the year ended December 31, 1989 is hereby incorporated by reference.)

  10.12(a)   First Supplemental Agreement of Sale dated March 1, 1990 between Industrial
             Development Authority of the County of Charles City and Chambers Development of
             Virginia, Inc. (Exhibit 10.16(a) of the Company's First Quarter Report on Form
             10-Q for the quarter ended March 31, 1990 is hereby incorporated by reference.)
  10.12(b)   Loan Agreement dated November 1, 1991 between Industrial Development Authority of the County of Charles City and Chambers Development of Virginia, Inc. (Exhibit
             10.13(b) of the Company's Annual Report on Form 10-K for the year ended December
             31, 1991 is hereby incorporated by reference.)
  10.13      Loan Agreement dated December 1, 1990 between South Carolina Jobs-Economic
             Development Authority and Chambers Oakridge Landfill, Inc. (Exhibit 10.17 of the
             Company's Annual Report on Form 10-K for the year ended December 31, 1990 is hereby incorporated by reference.)
  10.14      Agreement of Sale dated as of December 1, 1991 between Industrial Development
             Authority of Amelia County, Virginia and Chambers Waste Systems of Virginia, Inc.
             (Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended
             December 31, 1991 is hereby incorporated by reference.)
  10.15      Contract dated as of February 19, 1991 between Bergen County Utilities Authority and Chambers Waste Systems of New Jersey, Inc. (Exhibit 10.16 of the Company's
             Annual Report on Form 10-K for the year ended December 31, 1991 is hereby incorporated by reference.)
  10.16      Loan Agreement dated March 1, 1992 between Okeechobee County, Florida and
             Chambers Waste Systems of Florida, Inc. (Exhibit 10.17 of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1991 is hereby incorporated by reference.)
  10.17      Reliance Insurance Company Underwriting and Continuing Indemnity Agreement, dated as of February 26, 1993, among Chambers Development Company, Inc., certain subsidiaries of Chambers Development Company, Inc., John G. Rangos, Sr., and
             Reliance Insurance Company, Reliance Insurance Company of New York, United
             Pacific Insurance Company, United Pacific Insurance Company of New York and
             Planet Insurance Company (collectively referred to as "Reliance"). (Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 is hereby incorporated by reference.)
  10.18      Security Agreement, dated as of February 26, 1993, among Chambers Development
             Company, Inc., certain subsidiaries of Chambers Development Company, Inc. and
             Reliance Insurance Company. (Exhibit 10.19 of the Company's Annual report on Form
             10-K for the year ended December 31, 1992 is hereby incorporated by reference.)
   11.1      Computations of Income (Loss) Per Share.
   21.1      Subsidiaries of the Company.

     (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHAMBERS DEVELOPMENT COMPANY, INC.

                                        By: /s/ JOHN G. RANGOS, SR.
                                           -------------------------------------
                                            John G. Rangos, Sr.
                                            Chairman and Chief Executive Officer

Dated: March 28, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                  NAME                                                                DATE
- -----------------------------------------                                      ---------------
        /s/ JOHN G. RANGOS, SR.                                                 March 28, 1994
- -----------------------------------------
      John G. Rangos, Sr., Director
  Chairman and Chief Executive Officer

       /s/  JOHN G. RANGOS, JR.                                                 March 28, 1994
- -----------------------------------------
      John G. Rangos, Jr., Director
   Vice Chairman -- Administration and
        Technology, and Secretary

        /s/  ALEXANDER W. RANGOS                                                March 28, 1994
- -----------------------------------------
      Alexander W. Rangos, Director
  President and Chief Operating Officer

      /s/  WILLIAM RODGERS, JR.                                                 March 28, 1994
- -----------------------------------------
          William Rodgers, Jr.
        Senior Vice President and
         Chief Financial Officer

       /s/ JOSEPH G. STOTLEMYER                                                 March 28, 1994
- -----------------------------------------
     Joseph G. Stotlemyer, Director
   Vice President -- Support Services

         /s/  DAVID J. FEALS                                                    March 28, 1994
- -----------------------------------------
             David J. Feals
Vice President and Corporate Controller,
      and Chief Accounting Officer

       /s/  MICHAEL J. PERETTO                                                  March 28, 1994
- -----------------------------------------
      Michael J. Peretto, Director

       /s/  WILLIAM E. MOFFETT                                                  March 28, 1994
- -----------------------------------------
      William E. Moffett, Director

         /s/  JOHN M. ARTHUR                                                    March 28, 1994
- -----------------------------------------
        John M. Arthur, Director

        /s/  PETER J. GIBBONS                                                   March 28, 1994
- -----------------------------------------
       Peter J. Gibbons, Director

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Chambers Development Company, Inc.:

     We have audited the consolidated balance sheets of Chambers Development Company, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated March 25, 1994, which report includes an explanatory paragraph as to an uncertainty because of certain legal actions; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Chambers Development Company, Inc., listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Deloitte & Touche


Pittsburgh, Pennsylvania
March 25, 1994

                                                                     SCHEDULE II

                       CHAMBERS DEVELOPMENT COMPANY, INC.
           AMOUNTS RECEIVABLE FROM DIRECTORS, OFFICERS AND EMPLOYEES
                      THREE YEARS ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

                                               BALANCE                                         BALANCE
                                              BEGINNING                                          END
                                               OF YEAR     ADDITIONS        DEDUCTIONS        OF YEAR(1)
                                              ---------    ---------        ----------        ----------
1993
  John J. Cushma                                $ 250        $  --            $   --             $250
  Edward N. Durand                                250           --                --              250
  Dale O. Nolder, Jr.                             250           --              (250)(2)           --
  Joseph R. Stotlemyer                            250           --                --              250
1992
  John J. Cushma                                $  --        $ 250(3)         $   --             $250
  Edward N. Durand                                 --          250(3)             --              250
  Dale O. Nolder, Jr.                              --          250(3)             --              250
  Joseph R. Stotlemyer                             --          250(3)             --              250

(1) Included in "Other assets - other" (noncurrent).

(2) Note receivable reclassified to a non-employee note receivable as a result of employment terminating in 1993.

(3) During 1992, the Company acquired loans made by a bank to the named officers for the purpose of purchasing common stock of the Company. Each loan, which was due for payment on December 7, 1992, is at an interest rate of prime plus 1/2 percent and is collateralized by 13,534 shares of the Company's Class A Common Stock or (as to Mr. Stotlemyer) 14,050 shares of the Company's Common Stock.

There were no reportable amounts receivable from directors, officers and employees for the year ended December 31, 1991.

                                                                      SCHEDULE V

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                             PROPERTY AND EQUIPMENT
                      THREE YEARS ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

                                        BALANCE         (1)                                             BALANCE
                                       BEGINNING     ADDITIONS                                            END
                                        OF YEAR       AT COST          RETIREMENTS      OTHER           OF YEAR
                                       ---------     ---------         -----------     --------         --------
1993
  Land, primarily landfill sites        $272,291      $ 22,127           $ (5,622)     $ 24,090         $312,886
  Vehicles and equipment                  87,292        10,252             (6,908)       16,547          107,183
  Other                                   38,385           548            (14,848)         (795)          23,290
  Construction in progress                38,024         3,546(2)              --           812           42,382
                                        --------      --------           ---------     --------         --------
                                        $435,992      $ 36,473           $(27,378)     $ 40,654(3)      $485,741
                                        --------      --------           ---------     --------         --------
                                        --------      --------           ---------     --------         --------
1992
  Land, primarily landfill sites        $217,953      $ 86,844           $   (125)     $(32,381)        $272,291
  Vehicles and equipment                 116,097        27,868            (25,162)      (31,511)          87,292
  Other                                   41,624         5,061             (1,635)       (6,665)          38,385
  Construction in progress                43,192        14,874(2)              --       (20,042)          38,024
                                        --------      --------           ---------     --------         --------
                                        $418,866      $134,647           $(26,922)     $(90,599)(4)     $435,992
                                        --------      --------           ---------     --------         --------
                                        --------      --------           ---------     --------         --------
1991
  Land, primarily landfill sites        $126,314      $ 92,407           $   (753)     $    (15)        $217,953
  Vehicles and equipment                  70,493        49,875             (2,895)       (1,376)         116,097
  Other                                   32,912        10,096               (100)       (1,284)          41,624
  Construction in progress                37,923         5,269(2)              --            --           43,192
                                        --------      --------           ---------     --------         --------
                                        $267,642      $157,647           $ (3,748)     $ (2,675)(5)     $418,866
                                        --------      --------           ---------     --------         --------
                                        --------      --------           ---------     --------         --------

(1) Land expenditures relate to the permitting, design and construction of new and existing landfill sites and the repermitting and reconstruction of existing Pennsylvania landfill sites. Vehicles and equipment expenditures relate to the expansion of the businesses of the Company, with a substantial portion in 1991 attributable to startup operations.

(2) Costs of assets acquired, net of cost of assets placed in service.

(3) Includes costs of assets reclassified from "Net assets held for sale" of $59,374, net of cost of assets reclassified to "Net assets held for sale" of $13,695 and other adjustments to "Net assets held for sale" of $534. Also includes costs of assets related to terminated projects and impaired assets of $4,491.

    Reclassifications from and to "Net assets held for sale" consist of the following:

                                                                        FROM            TO
                                                                       -------       --------
         Land, primarily landfill sites                                $28,735       $ (4,212)
         Vehicles and equipment                                         18,301         (1,371)
         Other                                                           1,737         (1,995)
         Construction in progress                                       10,601         (6,117)
                                                                       -------       --------
                                                                       $59,374       $(13,695)
                                                                       -------       --------
                                                                       -------       --------

(4) Includes cost of assets reclassified to "Net assets held for sale" and cost of assets related to terminated construction in progress projects of $7,470.

(5) Cost of assets of discontinued operations reclassified to "Net assets held for sale."

Landfill disposal sites, including land and related landfill preparation and improvement costs, which include construction, engineering, permitting, interest and other direct costs, are amortized as airspace is consumed. Depreciation and amortization of other property and equipment is provided over the estimated useful lives of the assets, on the straight-line method, as follows: buildings - 7 to 25 years; vehicles and equipment - 3 to 20 years; and office furniture and fixtures - 5 years.

                                                                     SCHEDULE VI

                       CHAMBERS DEVELOPMENT COMPANY, INC.
      ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT
                      THREE YEARS ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

                                                  CHARGED
                                      BALANCE     TO COSTS                                     BALANCE
                                     BEGINNING      AND                                          END
                                      OF YEAR     EXPENSES       RETIREMENTS     OTHER         OF YEAR
                                     ---------    --------       -----------    --------       --------
1993
  Land, primarily landfill sites      $ 60,497     $20,666         $ (2,851)    $  1,201       $ 79,513
  Vehicles and equipment                27,973      10,851           (3,221)       3,395         38,998
  Other                                 16,593       2,745           (9,304)         185         10,219
                                      --------     -------         ---------    --------       --------
                                      $105,063     $34,262(1)      $(15,376)    $  4,781(2)    $128,730
                                      --------     -------         ---------    --------       --------
                                      --------     -------         ---------    --------       --------
1992
  Land, primarily landfill sites      $ 46,151     $16,764         $   (102)    $ (2,316)      $ 60,497
  Vehicles and equipment                36,596      11,876          (11,454)      (9,045)        27,973
  Other                                 14,460       3,448             (362)        (953)        16,593
                                      --------     -------         ---------    --------       --------
                                      $ 97,207     $32,088         $(11,918)    $(12,314)(3)   $105,063
                                      --------     -------         ---------    --------       --------
                                      --------     -------         ---------    --------       --------
1991
  Land, primarily landfill sites      $ 32,507     $13,682         $    (33)    $     (5)      $ 46,151
  Vehicles and equipment                27,685      11,571           (2,120)        (540)        36,596
  Other                                 10,844       4,163              (52)        (495)        14,460
                                      --------     -------         ---------    --------       --------
                                      $ 71,036     $29,416(4)      $ (2,205)    $ (1,040)(5)   $ 97,207
                                      --------     -------         ---------    --------       --------
                                      --------     -------         ---------    --------       --------

(1) Excludes depreciation and amortization of $1,377 related to assets held for sale.

(2) Includes accumulated depreciation and amortization on assets reclassified from "Net assets held for sale" of $5,063, accumulated depreciation and amortization on assets reclassified to "Net assets held for sale" of $957 and additional accumulated depreciation and amortization on assets related to adjustments to "Net assets held for sale" of $675.

    Reclassifications from and to "Net assets held for sale" consist of the following:

                                                                       FROM       TO
                                                                      ------     -----
        Land, primarily landfill sites                                $1,065     $(147)
        Vehicles and equipment                                         3,630      (573)
        Other                                                            368      (237)
                                                                      ------     -----
                                                                      $5,063     $(957)
                                                                      ------     -----
                                                                      ------     -----

(3) Accumulated depreciation and amortization on assets reclassified to "Net assets held for sale."

(4) Includes depreciation and amortization on assets of discontinued operations.

(5) Accumulated depreciation and amortization on assets of discontinued operations reclassified to "Net assets held for sale."

                                                                   SCHEDULE VIII

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

                                 BALANCE      CHARGED         CHARGED                           BALANCE
                                BEGINNING     TO COSTS       TO OTHER                             END
                                 OF YEAR      EXPENSES       ACCOUNTS        DEDUCTIONS        OF YEAR
                                ---------     --------       ---------       ----------        --------
1993
  Allowance for doubtful
     accounts                     $3,345       $  932           $--            $(1,452)(1)      $2,825(2)
                                  -------    --------           ---            --------        --------
1992
  Allowance for doubtful
     accounts                     $1,651       $2,454           $80(3)         $  (840)(1)      $3,345(2)
                                  -------     --------          ---            --------        --------
  Allowance for unrealized
     loss on marketable
     equitable securities         $  133       $   --           $--            $  (133)(4)      $   --
                                  -------     --------          ---            --------        --------
1991
  Allowance for doubtful                                                       $(2,540)(1)
     accounts                     $2,930       $1,562(5)        $--               (301)(6)      $1,651(2)
                                  -------     --------          ---            --------        --------
  Allowance for unrealized
     loss on marketable
     equitable securities         $  908       $   --           $--            $  (775)(4)      $  133
                                  -------     --------          ---            --------        --------

(1) Uncollectible accounts written off, net of recoveries.

(2) Includes $363, $643 and $263 related to "Accounts receivable - other" in 1993, 1992 and 1991, respectively, and $1,400 related to "Other assets - other" in 1993 and 1992.

(3) Reclassified from accrued expenses.

(4) Credited to "Other income, primarily interest."

(5) Includes charge related to discontinued operations.

(6) Allowance related to discontinued operations reclassified to "Net assets held for sale."

                                                                     SCHEDULE IX

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                             SHORT-TERM BORROWINGS
                      THREE YEARS ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

                                                                                    DAILY        WEIGHTED
                                                                    MAXIMUM       WEIGHTED        AVERAGE
                                                                    AMOUNT         AVERAGE       INTEREST
                                          BALANCE    INTEREST     OUTSTANDING      AMOUNT          RATE
                                            END      RATE END       DURING         DURING         DURING
                                          OF YEAR     OF YEAR      THE YEAR       THE YEAR      THE YEAR(1)
                                          -------    ---------    -----------    -----------    -----------
1992
  Note payable to bank                    $    --         --        $10,000         $4,986         5.54%
1991
  Note payable to bank                    $10,000      6.17%        $10,000         $9,917         7.33%

There were no short-term borrowings during 1993.

(1) The weighted average interest rate is calculated by dividing the related interest expense by the weighted average amount of short-term borrowings outstanding during the year.

                                                                      SCHEDULE X

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      THREE YEARS ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

1993
  Maintenance and repairs                                                            $10,920
  Other taxes, excluding payroll and income taxes                                      3,407
1992
  Maintenance and repairs                                                            $10,696
  Other taxes, excluding payroll and income taxes                                      3,466
1991
  Maintenance and repairs                                                            $10,351
  Other taxes, excluding payroll and income taxes                                      4,277

                                   EXHIBITS


                                      TO


                                  FORM 10-K


                       CHAMBERS DEVELOPMENT COMPANY, INC.


                         Year Ended December 31, 1993

                                Exhibit Index


 3.2  By-Laws of Chambers Development Company, Inc.

11.1  Computations of Income (Loss) Per Share.

21.1  Subsidiaries of the Company.