Form 10-Q
period 1994-03-31
CHAMBERS DEVELOPMENT CO INC
filed 1994-05-12
CIK 776074

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.   20549

                                FORM 10-Q

(Mark One)

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For The Quarterly Period Ended March 31, 1994

                                  OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                 To

                    Commission File Number 1-9108


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

                     (412) 242-6237
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes      X      No


Number of shares of common stock outstanding as of May 2, 1994:

          Common Stock:              15,999,650
          Class A Common Stock:      50,789,477

                   CHAMBERS DEVELOPMENT COMPANY, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              ( In Thousands, Except Per Share Amounts)
                                (Unaudited)

- - ------------------------------------------------------------
                                 Three Months Ended March 31,
                                 ---------------------------
                                        1994          1993
- - ------------------------------------------------------------
REVENUES                               $59,766       $67,687

COSTS AND EXPENSES
  Operating                             41,776        47,924
  General and administrative             5,356         5,716
  Depreciation and amortization          9,319         9,499
  Unusual items                             --        (4,563)
                                       -------       -------
Income from Operations                   3,315         9,111

OTHER INCOME (EXPENSE)
  Other income, primarily interest         560           985
  Interest expense                      (5,726)       (8,058)
                                       -------       -------
(Loss)Income Before Income Taxes        (1,851)        2,038
Provision for Income Taxes                 124           250
                                       -------       -------
Net(Loss)Income                        $(1,975)      $ 1,788
                                       =======       =======


(LOSS)INCOME PER COMMON SHARE          $  (.03)      $   .03
                                       =======       =======



WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                           66,789        66,788
                                       =======       =======

The accompanying notes are an integral part of these financial statements.

                    CHAMBERS DEVELOPMENT COMPANY, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars In Thousands)

- - ----------------------------------------------------------------
                                        March 31,    December 31,
                                          1994            1993
                                       -------------------------
                                       (Unaudited)
- - ----------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents             $ 31,606        $ 44,553
  Accounts receivable
    Trade, less allowances of
    $661 and $1,062, respectively         27,163          28,573
    Other                                  5,108           2,977
  Divestiture proceeds held in escrow        181          11,287
  Net assets held for sale                10,355          11,030
  Other current assets                    10,449          10,085
                                        --------        --------
Total current assets                      84,862         108,505

PROPERTY AND EQUIPMENT, less
  accumulated depreciation and
  amortization of $136,125 and
  $128,730, respectively                 352,991         357,011
                                        --------        --------
OTHER ASSETS
  Funds held for escrow requirements
    and construction                      31,921          31,954
  Other                                   33,724          36,152
                                        --------        --------
Total other assets                        65,645          68,106
                                        --------        --------
                                        $503,498        $533,622
                                        ========        ========

The accompanying notes are an integral part of these financial statements.

                    CHAMBERS DEVELOPMENT COMPANY, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars In Thousands, Except Per Share Amounts)

- - -----------------------------------------------------------------
                                          March 31,   December 31,
                                             1994           1993
                                          -----------------------
                                         (Unaudited)
- - -----------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term
    obligations                            $ 16,792      $ 29,748
  Trade accounts payable                      7,339         9,344
  Accrued liabilities                        26,032        30,448
  Other current liabilities                   7,444         8,898
                                           --------      --------
Total current liabilities                    57,607        78,438
LONG-TERM OBLIGATIONS,
  LESS CURRENT MATURITIES                   256,787       261,803
OTHER NONCURRENT LIABILITIES                 36,903        39,208
COMMITMENTS AND CONTINGENCIES                    --            --
STOCKHOLDERS' EQUITY
  Preferred Stock - authorized
     10,000,000 shares; no par value;
     no shares issued                            --            --
  Class A Common Stock - authorized
     100,000,000 shares; par value $.50
     per share; issued 50,773,577 and
     50,742,377 shares, respectively         25,387        25,371
  Common Stock - authorized 50,000,000
     shares; par value $.50 per share;
     convertible into Class A Common
     Stock; issued 16,385,150 and
     16,415,750 shares, respectively          8,193         8,208
  Additional paid-in capital                395,121       395,119
  Accumulated deficit                      (272,350)     (270,375)
                                           --------      --------
                                            156,351       158,323
  Treasury stock, at cost -
     Class A Common Stock, 400 shares;
     Common Stock, 369,200 shares            (4,150)       (4,150)
                                           --------      --------
Total stockholders' equity                  152,201       154,173
                                           --------      --------
                                           $503,498      $533,622
                                           ========      ========

The accompanying notes are an integral part of these financial statements.
                     CHAMBERS DEVELOPMENT COMPANY, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars In Thousands)
                                 (Unaudited)

- - -----------------------------------------------------------------
                                     Three Months Ended March 31,
                                     ----------------------------
                                              1994         1993
- - -----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) continuing
  operations                                 $ 2,210      $(5,032)
Net cash used in discontinued operations          --       (1,742)
                                             -------      -------
Net cash provided by (used in) operating
  activities                                   2,210       (6,774)
                                             -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                          (6,894)      (9,113)
Proceeds from disposition of assets              538       11,932
Decrease (increase) in funds held in
  escrow                                       9,279         (587)
Other                                            105           75
Proceeds from sale of discontinued
  operations                                      --          500
                                             -------      -------
Net cash provided by investing activities      3,028        2,807
                                             -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term
  obligations                                (18,188)     (16,241)
Receipt of funds previously used to replace
  letters of credit                               --       10,243
Other                                              3           --
                                             -------      -------
Net cash used in financing activities        (18,185)      (5,998)
                                             -------      -------
Net decrease in cash and cash equivalents    (12,947)      (9,965)
Cash and cash equivalents at beginning
  of period                                   44,553       45,899
                                             -------      -------
Cash and cash equivalents at end of
  period                                     $31,606      $35,934
                                             =======      =======

The accompanying notes are an integral part of these financial statements.

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Chambers Development Company, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Operating results for the three-month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

NOTE B - DIVESTITURES

In the first quarter of 1994, the Company sold land in Ohio for $443,000 in cash which approximated its book value.

The following are summarized operating results of the businesses whose assets are held for sale at March 31, 1994, which are included in the results of operations (in thousands):

                                                  -----------------
                                                     Three Months
                                                     Ended March 31,
                                                    1994       1993
                                                  -----------------
Revenues                                          $1,429     $1,923
Loss from operations                                (192)      (159)

Also included in the results of operations for the three-month period ended March 31, 1993 are revenues of $5,985,000 and income from operations of $127,000, excluding the net gain from divestitures of $4,860,000 included in unusual items, for the businesses that were sold during 1993.

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net assets held for sale consist of the following (in thousands):

                                            ------------------------
                                            March 31,    December 31,
                                              1994            1993
                                            ------------------------
Inventories and prepaid expenses             $   308         $   724
Property and equipment, net                   15,634          16,260
Intangibles and other noncurrent
  assets                                         663             743
                                             -------         -------
                                              16,605          17,727
Less allowance for losses                      6,250           6,697
                                             -------         -------
Net assets held for sale                     $10,355         $11,030
                                             =======         =======

NOTE C - CURRENT ACCRUED LIABILITIES

Current accrued liabilities consist of the following (in thousands):

                                            ------------------------
                                            March 31,    December 31,
                                              1994            1993
                                            ------------------------
Shareholder litigation costs,
  principally legal fees                     $ 3,749         $ 4,239
Compensation                                   4,870           3,797
Insurance                                      3,335           7,308
Taxes, other than income                       4,137           3,979
Other                                          9,941          11,125
                                             -------         -------
                                             $26,032         $30,448
                                             =======         =======

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE D - BUSINESS COMBINATIONS

In 1991, the Company acquired a medical, special and municipal waste incineration facility for an original purchase price of $13,137,000, which included a promissory note of $1,550,000 payable in May 1993 and a $4,000,000 contingent payment, net of $1,013,000 in related discounts. At December 31, 1993, such obligations were included in current maturities of long-term obligations and other noncurrent liabilities, respectively.

In the first quarter of 1994, the Company and the sellers reached an agreement to settle these obligations for $1,680,000 in cash and a promissory note of $500,000 payable on July 1, 1994. The $3,370,000 excess has been applied to reduce the net book value of the assets acquired, primarily property and equipment.


NOTE E - INCOME TAXES

The provision for income taxes for the three-month periods ended March 31, 1994 and 1993 represents current state and local income taxes. There was no provision for federal income taxes as a result of the Company's net operating loss carryforwards.


NOTE F - ENVIRONMENTAL COSTS AND LIABILITIES

The Company's operation within the environmental services industry subjects it to future financial obligations with regard to closure and post-closure monitoring and site maintenance costs associated with the solid waste landfills it operates. The Company's engineers estimate such costs based on the technical requirements of the U.S. Environmental Protection Agency's Subtitle D regulations and the proposed air emissions standards under the Clean Air Act, as they are being applied on a state-by-state basis.

Final closure and post-closure monitoring and site maintenance costs represent the costs related to cash expenditures to be incurred after a landfill ceases to accept waste and closes. Such costs include final capping of the site and site inspections, groundwater monitoring, leachate management, methane gas control and maintenance costs to be incurred for up to 30 years after the facility closes. Final closure and post-closure monitoring and site maintenance costs are estimated to be $152,000,000 at the time all Company landfills have reached their respective capacity. The accrual for these costs is recorded as airspace at the respective landfill site is consumed.

In addition, the Company expects to incur other closure costs, principally related to capping and methane gas control activities, during the operating lives of the landfill sites. The accrual for these costs is also recorded as airspace at the respective landfill site is consumed.

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accrued liabilities for all closure and post-closure monitoring and maintenance costs are as follows (in thousands):

                                            ------------------------
                                            March 31,    December 31,
                                              1994            1993
                                            ------------------------
Current portion, included in
  accrued liabilities                        $ 1,858         $ 1,858
Noncurrent portion, included in
  other noncurrent liabilities                19,538          18,114
                                             -------         -------
                                             $21,396         $19,972
                                             =======         =======

The Company periodically reviews and updates the underlying assumptions used to determine such estimates and, accordingly, the estimate of such total projected costs is subject to periodic revision and adjustment.


NOTE G - CONTINGENCIES

Between March 18, 1992 and May 7, 1992, various Company shareholders filed twenty-three actions, which were subsequently consolidated and amended into a single action, in the United States District Court for the Western District of Pennsylvania asserting federal securities fraud claims and pendent state law claims against the Company, certain of its officers and directors, its former auditors, and the underwriters of its securities (the "Federal Class Action"). The significant part of this action, as amended and consolidated on November 4, 1992, under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Civil Action No. 92-0679, and brought on behalf of a putative class of purchasers of the Company's securities between March 18, 1988 and October 20, 1992, is the allegation that the decrease in the Company's stock price during the period from the Company's March 17, 1992 announcement of a change in accounting method relating to capitalization of certain costs and expenses through its October 20, 1992 announcement of a $362 million reduction in retained earnings as of December 31, 1991, as compared with the amount previously reported, and a restatement of its 1990 and 1989 consolidated financial statements, was caused by the Company's misrepresentation of its earnings and financial condition. One of the original twenty-three complaints, Yeager v. Rangos, et al., C.A. No. 92-1081, also asserts derivative claims on behalf of the Company (which is named as a nominal defendant) for breach of fiduciary duty against certain of its officers and directors and for negligence against its former auditors (the "Federal Derivative Action").

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Federal Class Action claims assert violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, section 11 of the Securities Act of 1933 and negligent misrepresentation against the Company. Claims under sections 12(2) and 20(a) of the Securities Act of 1933 have been asserted against the Company's officers and directors who are named as defendants, but not against the Company. The State Class Action asserts similar violations of the Pennsylvania securities laws. These actions seek to recover damages in an unspecified amount which the class members allegedly sustained by purchasing the Company's securities at artificially inflated prices, as well as related relief.

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

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The twenty-three separate actions comprising the Federal Class Action have been consolidated, and the plaintiffs have filed amended consolidated class action complaints. On February 23, 1994, the court substantially denied the motions of the Company and its officers and directors to dismiss the complaint in the Federal Class Action. In April 1994, the Company filed its answers in the Federal Class Action. A status/settlement conference before the court was held on April 29, 1994.

The Company intends to defend vigorously each of these actions. The outcome of these actions is not presently determinable; accordingly, no provision for any liability that may result from the resolution of these actions has been recorded. In the event that the Company is unsuccessful in its defense, the result would have a material adverse effect on the Company.

Shortly after the Company's March 17, 1992 announcement of a change in accounting method, the Securities and Exchange Commission (the "SEC") initiated an informal investigation into the possibility that persons or entities had traded in the Company's securities on the basis of inside information prior to the announcement and with respect to the Company's accounting policies concerning capitalization and the accuracy of its

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

financial statements. On September 30, 1992, a formal order of investigation was issued by the SEC with respect to potential violations by the Company and others of sections 10(b) and 13(a) and (b) of the Securities Exchange Act of 1934 and various rules promulgated thereunder. The Company is cooperating with the investigation, through the production of documents and by providing witnesses pursuant to the SEC's request.

The American Stock Exchange and the Chicago Board of Options Exchange have informed the Company that they are conducting investigations into trading activity on their respective exchanges in the Company's securities and in put options on the Company's securities prior to the March 17, 1992 announcement.

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

On July 29, 1993, the Circuit Court of Berkeley County, West Virginia, issued an order requiring the Company to obtain the approval of the Berkeley County Commission in order to continue operation of its LCS landfill. In November

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1993, the Supreme Court of West Virginia accepted the Company's appeal of the lower court order and granted a continuing stay of the order pending decision by the state Supreme Court upon the appeal. A hearing date upon the appeal has not been set.

On February 5, 1993, an action was filed in the Circuit Court of Kanawha County, West Virginia, under the caption Lenzi, et al. v. Chambers of West Virginia, Inc., et al. This action was brought by two individuals who claim to have been owners of a majority interest in the corporation which owned the LCS landfill until it was sold to the Company in 1989. The plaintiffs allege that they were induced to sell the stock of the corporation which owned the landfill to the Company and to accept royalty payments based on the amounts of waste deposited in the landfill, as part of the consideration for the sale, as a result of false and misleading statements made by the Company as to its financial condition and future prospects. This action seeks to enjoin the Company from disposing of its interest in the landfill, to impose a constructive trust, and to rescind the sale or, in the alternative, to obtain compensatory damages of approximately $21.5 million plus punitive damages. On March 22, 1993, the Company filed an answer generally denying the allegations of the complaint and a motion to dismiss the complaint. Additionally, the Company filed a counterclaim against the plaintiffs seeking compensatory and punitive damages resulting from misrepresentations and omissions of fact made by the plaintiffs which induced the Company to proceed with this acquisition. The Company intends to defend vigorously this action and to prosecute its counterclaim.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth the items in the condensed consolidated statements of operations as a percentage of revenues, and the percentage change in dollar amounts of the items for the three months ended March 31, 1994, as compared with the three months ended March 31, 1993.

                                       Three Months Ended
                                             March 31,     Percentage
                                           1994    1993     Decrease
- - ---------------------------------------------------------------------
REVENUES                                   100%    100%       (12)%
COSTS AND EXPENSES
  Operating                                 70      71        (13)
  General and administrative                 9       9         (6)
  Depreciation and amortization             15      14         (2)
  Unusual items                             --      (7)      (100)
                                           -----------
Income from Operations                       6      13        (64)
OTHER INCOME (EXPENSE)
  Other income, primarily interest           1       2        (43)
  Interest expense                         (10)    (12)       (29)
                                           -----------
(Loss) Income Before Income Taxes           (3)      3
Provision for Income Taxes                  --      --        (50)
                                           -----------
Net (Loss) Income                           (3)%     3%
                                           ===========

REVENUES

Revenues for the first quarter of 1994 decreased by $7.9 million to $59.8 million from $67.7 million for the first quarter of 1993. The 12% decrease in revenues, as discussed in detail below, resulted from a 9% decrease related to divestitures, a 5% decrease related to price and a 2% increase related to volume. During 1993, the Company sold six collection and hauling operations, one transfer station and one landfill, with a resulting decrease in revenues attributable to those operations of $6.0 million in the first quarter of 1994. In addition, on December 31, 1993, the Company sold its two transfer stations in Morris County, New Jersey, but will continue to operate the transfer stations at a reduced rate until the county's long-term solid waste system is in operation or December 31, 1996, if later.

Landfill revenues for the first quarter of 1994 increased by $2.9 million, or 18%, which was primarily attributable to increased volume at the Company's landfill in Okeechobee County, Florida, and new waste volume at the Company's landfill in Amelia County, Virginia, which opened in May 1993. Landfill revenues were also enhanced by additional special waste volume, which consists of nonhazardous waste materials such as sewage sludges, contaminated soils, incinerator ash and industrial residues. Landfill volume growth was partially offset by reduced pricing at certain of the Company's landfills and the loss of waste revenues associated with the Company's contract with the Passaic County Utilities Authority, which ended on November 30, 1993.

In addition, revenues for the first quarter of 1994 were reduced as a result of the Company's new contract with Bergen County, New Jersey. The Company's previous contract to dispose of that county's solid waste either to a Company landfill or to the Essex County, New Jersey, incinerator also included the transportation and disposal of ash generated by the Essex County incinerator. In December 1993, the Company was awarded a new three-year agreement at a reduced rate from the prior contract for the municipal solid waste from Bergen County, New Jersey, commencing on March 1, 1994. The contract for the transportation and disposal of ash generated by the Essex County incinerator was awarded to a competitor effective March 16, 1994. Revenues for the first quarter of 1994 also declined due to a decrease in waste volume from the Company's New York City sludge contract and severe weather conditions in the mid-Atlantic and northeast markets during January and portions of February 1994.

OPERATING COSTS AND EXPENSES

Operating costs and expenses, which decreased by $6.1 million to $41.8 million from $47.9 million, also declined slightly as a percentage of revenues in the first quarter of 1994 to 70% as compared with 71% in the comparable period of 1993.

During 1993, the Company sold certain operations, with a resulting decrease in operating costs and expenses attributable to those operations of $5.2 million in the first quarter of 1994. In addition, costs for disposal of waste at third-party landfills and transportation expenses were reduced as a result of the decrease in waste volume received by the Company from the Essex County, New Jersey, incinerator and the Company's New York City sludge contract, as previously discussed. The severe weather conditions also resulted in higher operating costs during the first quarter of 1994.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses remained level as a percentage of revenue at 9% for both the first quarter of 1994 and 1993, while decreasing by $0.4 million or 6%. The dollar decrease in the first quarter of 1994 reflects the continued benefit of the Company's reorganization efforts in 1992 and 1993.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased as a percentage of revenues to 15% in the first quarter of 1994 from 14% for the same period of 1993, while decreasing by $0.2 million. The dollar decrease reflects the effect of the sale of certain of the Company's operations and increases to projected airspace resulting from future expansions of existing landfill sites, partially offset by higher landfill construction cost amortization associated with volume increases at the Company's landfills.

UNUSUAL ITEMS

Unusual items of $4.6 million in the first quarter of 1993 resulted primarily from the gain on sale of certain businesses as part of the Company's divestiture program.

OTHER INCOME, PRIMARILY INTEREST

Other income, primarily interest, declined to $0.6 million during the first quarter of 1994, as compared with $1.0 million during the same period in 1993, due to a decrease in amounts invested and lower interest rates.

INTEREST EXPENSE

Interest expense decreased to $5.7 million for the first quarter of 1994 as compared with $8.1 million for the first quarter of 1993. Interest expense in each period was less than total interest charges as a result of interest capitalization related to the Company's development of landfills.
Capitalized interest totaled $0.6 million during both the first quarter of 1994 and 1993. Interest costs, excluding the effect of capitalized interest, decreased to $6.3 million for the first quarter of 1994 as compared with $8.7 million during the same period of 1993. The decrease in interest costs is attributable to the reduced level of debt outstanding and lower interest rates on industrial revenue bonds in the first quarter of 1994.

INCOME TAXES

The provision for income taxes for the first quarter of 1994 and 1993 represents provisions for state and local income taxes. There was no provision for federal income taxes as a result of the Company's operating loss carryforwards.

NET (LOSS) INCOME

The net loss was $2.0 millon for the first quarter of 1994, as compared with net income of $1.8 million for the first quarter of 1993. Included in net income for the first quarter of 1993 was a net unusual items credit of $4.6 million. Excluding this credit, results for the first quarter of 1993 would have been a net loss of $2.8 million compared with a net loss for the first quarter of 1994 of $2.0 million, for an improvement of $0.8 million. This improvement resulted from a decrease in interest expense partially offset by a decrease in income from operations, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1994, cash and cash equivalents decreased by $13.0 million, from $44.6 million at December 31, 1993 to $31.6 million at March 31, 1994. Working capital decreased by $2.8 million, to $27.3 million at March 31, 1994. Cash flow activity for the first quarter of 1994 included $2.2 million provided by operating activities, $3.0 million provided by investing activities offset by $18.2 million utilized in financing activities.

Investing activities in the first quarter of 1994 included escrow activity of $9.3 million, primarily proceeds from the disposition of businesses in late 1993, net of $2 million placed in escrow. Investing activities also included $6.9 million utilized for capital expenditures.

Cash used in financing activities during the first quarter of 1994 consisted of $18.2 million of principal payments on long-term obligations, $6.7 million of which was obtained from the receipt of proceeds from the disposition of assets in late 1993 and early 1994.

The Company has expended substantial amounts of capital to establish an integrated waste services business, from waste collection enterprises to disposal facilities, to meet the long-term needs of the communities and customers it services. Historically, the Company has also expended capital to acquire additional waste services businesses, to fund property and equipment needs for internal expansion and to develop the infrastructure of its landfills. The infrastructure expenditures with respect to each site have been in major part nonrecurring, being required at the initial phase at each site in order to prepare the site for the receipt of waste and to support the operations of the landfill throughout its useful life. However, the Company will continue to incur capital expenditures with respect to the construction of cells at existing sites to accommodate the daily receipt of waste and to ensure compliance with environmental and other regulations.

Management believes that the operation of the currently existing sites plus a combination of existing cash, asset sales, tax refunds and construction escrow fund withdrawals will support the operational requirements of the Company, including the construction of additional cells for the receipt of waste. As of May 1, 1994, the Company had $10.8 million of industrial revenue bond funds remaining in escrow. Funds supporting those sites which the Company has under development have previously been generated from capital markets and through project financing from industrial revenue bond sources. However, given the Company's current liquidity position, new development will be selectively limited for the foreseeable future as the Company concentrates on maximizing cash generated from its existing operations.

The existence of litigation arising from the Company's revision of previously announced financial results for 1991 and the restatement of its prior years' financial statements has inhibited the Company in obtaining funds from debt or equity offerings. Therefore, it is the view of management that, in the near term, there will be reduced development of additional new landfill sites, other than those developed in cooperation with governmental entities under project financing arrangements.

The Company's operation within the environmental services industry also subjects it to future financial obligations with regard to closure and post-closure monitoring and site maintenance costs associated with the solid waste landfills it operates. The Company's engineers estimate such costs based on the technical requirements of the U.S. Environmental Protection Agency's Subtitle D regulations and the proposed air emissions standards under the Clean Air Act, as they are being applied on a state-by-state basis.

Final closure and post-closure monitoring and site maintenance costs represent the costs related to cash expenditures to be incurred after a landfill ceases to accept waste and closes. Such costs include final capping of the site and site inspections, groundwater monitoring, leachate management, methane gas control and maintenance costs to be incurred for up to 30 years after the facility closes. Final closure and post-closure monitoring and site maintenance costs are estimated to be $152,000,000 at the time all Company landfills have reached their respective capacity. The accrual for these costs is recorded as airspace at the respective landfill site is consumed.

In addition, the Company expects to incur other closure costs, principally related to capping and methane gas control activities, during the operating lives of the landfill sites. The accrual for these costs is also recorded as airspace at the respective landfill site is consumed.

As of March 31, 1994, accrued liabilities for all closure and post-closure monitoring and maintenance costs totaled $21,396,000, of which $1,858,000 is classified as a current liability in the accompanying condensed consolidated balance sheets. The Company periodically reviews and updates the underlying assumptions used to determine such estimates and, accordingly, the estimate of such total projected costs is subject to periodic revision and adjustment.

As discussed more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, in July 1993, the Company executed comprehensive amendments to its bank credit facility (the "Credit Facility") and its note purchase agreements (the "Senior Notes"). The amendments to the Credit Facility and Senior Notes (collectively as amended, the "Amended Agreements") provided that, at the option of the Company, the scheduled aggregate principal payments of $28,722,000 on the Senior Notes originally due in 1993 and 1994 could be deferred until July 1, 1995. Through May 1, 1994, principal payments of $27,117,000 related to such deferrals had been made. In addition to any remaining unpaid deferred amounts under the Senior Notes, the Amended Agreements require aggregate principal payments of $75,000,000 on July 1, 1995, which payments are to be applied pro rata against the remaining principal payments originally due on the Senior Notes and to reduce industrial revenue bonds supported by letters of credit issued under the Credit Facility. The Company will be required to explore available financing alternatives including, but not limited to, the renegotiation of the Amended Agreements prior to July 1, 1995, when the principal payments aggregating $75,000,000 become due. Management believes that a satisfactory renegotiation or other alternative will be effected. However, in the event that a satisfactory resolution is not achieved, the liquidity and operations of the Company would be materially, adversely affected.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and in Note G to the accompanying condensed consolidated financial statements, between March 18, 1992 and May 7, 1992, various Company shareholders filed actions in the United States District Court for the Western District of Pennsylvania asserting federal securities fraud claims and pendent state law claims against the Company, certain of its officers and directors, its former auditors, and the underwriters of its securities (the "Federal Class Action"). The significant part of these actions, as amended and consolidated on November 4, 1992, under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Civil Action No. 92-0679, and brought on behalf of a putative class of purchasers of the Company's securities between March 18, 1988 and October 20, 1992, is the allegation that the decrease in the Company's stock price during the period from the Company's March 17, 1992 announcement of a change in accounting method relating to capitalization of certain costs and expenses through its October 20, 1992 announcement of a $362 million reduction in retained earnings as of December 31, 1991, as compared to the amount previously reported, and a restatement of its 1990 and 1989 consolidated financial statements, was caused by the Company's misrepresentation of its earnings and financial
condition.   Derivative claims have also been filed in federal and state courts on behalf of the Company (which is named as a nominal defendant) for breach of fiduciary duty against certain of its officers and directors and for negligence against its former auditors. On March 7, 1994, the plaintiffs filed an amended motion for class certification. Pursuant to the court's February 23, 1994 order, the parties are negotiating a scheduling order for the briefing of the class certification motion. In April 1994, the Company filed its answers in the Federal Class Action. A status/settlement conference before the court was held on April 29, 1994.

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders of the Company held on May 4, 1994, the holders of the majority of the voting power of the shares of the Company's Common Stock and Class A Common Stock, voting together as a single class, re-elected John G. Rangos, Jr. for a three-year term on the Board of Directors. The holders of shares of Class A Common Stock also re-elected William E. Moffett to a three-year term on the Board of Directors. The votes were cast as follows:

                                                           Votes
            Name                          Votes For      Withheld
      John G. Rangos, Jr.                198,908,645     1,846,372
      William E. Moffett                  43,396,335     1,202,128

     Continuing on the Board of Directors were John G. Rangos, Sr., Michael
J. Peretto, Alexander W. Rangos, Joseph G. Stotlemyer, John M. Arthur and Peter J. Gibbons.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CHAMBERS DEVELOPMENT COMPANY, INC.




Date:   May 12, 1994           By: William Rodgers, Jr.
                                   Senior Vice President and
                                   Chief Financial Officer