Form 10-Q
period 1994-06-30
CHAMBERS DEVELOPMENT CO INC
filed 1994-08-10
CIK 776074

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.   20549

                                FORM 10-Q

(Mark One)

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For The Quarterly Period Ended June 30, 1994

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

Number of shares of common stock outstanding as of August 2, 1994:

          Common Stock:              15,959,968
          Class A Common Stock:      50,829,159

                       CHAMBERS DEVELOPMENT COMPANY, INC.

                                      INDEX


                                                                       Page
PART I     FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Condensed Consolidated Statements of Operations for the
           Three Months Ended June 30, 1994 and 1993                      3

           Condensed Consolidated Statements of Operations for the
           Six Months Ended June 30, 1994 and 1993                        4

           Condensed Consolidated Balance Sheets at June 30, 1994
           and December 31, 1993                                          5

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1994 and 1993                        7

           Notes to Condensed Consolidated Financial Statements           8

 Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     18



PART II    OTHER INFORMATION

 Item 1.   Legal Proceedings                                             25

 Item 4.   Submission of Matters to a Vote of Security Holders           26



SIGNATURE                                                                27

                   CHAMBERS DEVELOPMENT COMPANY, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands, Except Per Share Amounts)
                                (Unaudited)

- - ------------------------------------------------------------
                                  Three Months Ended June 30,
                                  --------------------------
                                        1994          1993
- - ------------------------------------------------------------
REVENUES                               $68,644       $75,878

COSTS AND EXPENSES
  Operating                             46,969        52,185
  General and administrative             5,763         5,622
  Depreciation and amortization         10,216        10,497
  Unusual items                             --          (758)
                                       -------       -------
Income from Operations                   5,696         8,332

OTHER INCOME (EXPENSE)
  Other income, primarily interest         692           695
  Interest expense                      (5,433)       (7,249)
                                       -------       -------
Income Before Income Taxes                 955         1,778
Provision for Income Taxes                  95           275
                                       -------       -------
Net Income                             $   860       $ 1,503
                                       =======       =======


INCOME PER COMMON SHARE                $   .01       $   .02
                                       =======       =======



WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                           66,789        66,788
                                       =======       =======

The accompanying notes are an integral part of these financial statements.

                   CHAMBERS DEVELOPMENT COMPANY, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands, Except Per Share Amounts)
                                (Unaudited)

- - ------------------------------------------------------------
                                   Six Months Ended June 30,
                                   -------------------------
                                         1994         1993
- - ------------------------------------------------------------
REVENUES                               $128,410     $143,565

COSTS AND EXPENSES
  Operating                              88,745      100,109
  General and administrative             11,119       11,338
  Depreciation and amortization          19,535       19,996
  Unusual items                              --       (5,321)
                                       --------     --------
Income from Operations                    9,011       17,443

OTHER INCOME (EXPENSE)
  Other income, primarily interest        1,252        1,680
  Interest expense                      (11,159)     (15,307)
                                       --------     --------
(Loss)Income Before Income Taxes           (896)       3,816
Provision for Income Taxes                  219          525
                                       --------     --------
Net(Loss)Income                        $ (1,115)    $  3,291
                                       ========     ========


(LOSS)INCOME PER COMMON SHARE          $   (.02)    $    .05
                                       ========     ========



WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            66,789       66,788
                                       ========     ========

The accompanying notes are an integral part of these financial statements.

                    CHAMBERS DEVELOPMENT COMPANY, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars In Thousands)

- - ----------------------------------------------------------------
                                         June 30,    December 31,
                                          1994            1993
                                       -------------------------
                                       (Unaudited)
- - ----------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents             $ 33,021        $ 44,553
  Accounts receivable
    Trade, less allowances of
    $915 and $1,062, respectively         30,277          28,573
    Other                                  2,533           2,977
  Divestiture proceeds held in escrow        183          11,287
  Net assets held for sale                 8,179          11,030
  Other current assets                    10,552          10,085
                                        --------        --------
Total current assets                      84,745         108,505
                                        --------        --------
PROPERTY AND EQUIPMENT, less
  accumulated depreciation and
  amortization of $144,764 and
  $128,730, respectively                 355,094         357,011
                                        --------        --------
OTHER ASSETS
  Funds held for escrow requirements
    and construction                      28,580          31,954
  Other                                   32,420          36,152
                                        --------        --------
Total other assets                        61,000          68,106
                                        --------        --------
                                        $500,839        $533,622
                                        ========        ========

The accompanying notes are an integral part of these financial statements.

                    CHAMBERS DEVELOPMENT COMPANY, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars In Thousands, Except Per Share Amounts)

- - -----------------------------------------------------------------
                                           June 30,   December 31,
                                             1994           1993
                                          -----------------------
                                         (Unaudited)
- - -----------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term
    obligations                            $ 19,370      $ 29,748
  Trade accounts payable                      8,197         9,344
  Accrued liabilities                        22,246        30,448
  Other current liabilities                   6,303         8,898
                                            -------      --------
Total current liabilities                    56,116        78,438
LONG-TERM OBLIGATIONS,
  LESS CURRENT MATURITIES                   250,473       261,803
OTHER NONCURRENT LIABILITIES                 41,189        39,208
COMMITMENTS AND CONTINGENCIES                    --            --
STOCKHOLDERS' EQUITY
  Preferred Stock - authorized
     10,000,000 shares; no par value;
     no shares issued                            --            --
  Class A Common Stock - authorized
     100,000,000 shares; par value $.50
     per share; issued 50,829,559 and
     50,742,377 shares, respectively         25,415        25,371
  Common Stock - authorized 50,000,000
     shares; par value $.50 per share;
     convertible into Class A Common
     Stock; issued 16,329,168 and
     16,415,750 shares, respectively          8,165         8,208
  Additional paid-in capital                395,121       395,119
  Accumulated deficit                      (271,490)     (270,375)
                                           --------      --------
                                            157,211       158,323
  Treasury stock, at cost -
     Class A Common Stock, 400 shares;
     Common Stock, 369,200 shares            (4,150)       (4,150)
                                           --------      --------
Total stockholders' equity                  153,061       154,173
                                           --------      --------
                                           $500,839      $533,622
                                           ========      ========

The accompanying notes are an integral part of these financial statements.
                     CHAMBERS DEVELOPMENT COMPANY, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars In Thousands)
                                 (Unaudited)

- - -----------------------------------------------------------------
                                        Six Months Ended June 30,
                                        --------------------------
                                              1994         1993
- - -----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by continuing
  operations                                 $ 9,816      $11,592
Net cash used in discontinued operations          --       (1,635)
                                             -------      -------
Net cash provided by operating
  activities                                   9,816        9,957
                                             -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                         (15,165)     (19,323)
Proceeds from disposition of assets            1,206       12,087
Decrease in funds held in escrow              14,219          223
Other                                            658           (7)
Proceeds from sale of discontinued
  operations                                      --        4,500
                                             -------      -------
Net cash provided by (used in) investing
  activities                                     918       (2,520)
                                             -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term
  obligations                                (22,139)     (18,335)
Receipt of funds previously used to replace
  letters of credit                               --       10,243
Other                                           (127)          --
                                             -------      -------
Net cash used in financing activities        (22,266)      (8,092)
                                             -------      -------
Net decrease in cash and cash equivalents    (11,532)        (655)
Cash and cash equivalents at beginning
  of period                                   44,553       45,899
                                             -------      -------
Cash and cash equivalents at end of
  period                                     $33,021      $45,244
                                             =======      =======

The accompanying notes are an integral part of these financial statements.

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Chambers Development Company, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Operating results for the three- and six-month periods ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - DIVESTITURES

The following are summarized operating results of the businesses whose assets are held for sale at June 30, 1994, which are included in the results of operations (in thousands):

                                    --------------    --------------
                                     Three Months       Six Months
                                     Ended June 30,    Ended June 30,
                                    1994      1993    1994      1993
                                    --------------    --------------
Revenues                            $1,543  $1,755    $2,894  $3,595
Income (loss) from operations            5    (338)     (187)   (497)

Also included in the results of operations for the three-and six-month periods ended June 30, 1993 are revenues of $3,330,000 and $9,315,000 and income from operations of $390,000 and $517,000, excluding the net gain from divestitures of $4,860,000 included in unusual items, from the businesses that were sold during 1993.

In the first quarter of 1994, the Company sold land in Ohio for $443,000 in cash which approximated its book value. As a result of a change in the marketability of one of the operations held for sale, at June 30, 1994, the Company reclassified the assets and related contract loss reserve for this operation from assets held for sale to their respective balance sheet classifications. Additionally, $453,000 of operating losses incurred during the six-month period ended June 30, 1994, by businesses whose assets are currently held for sale, were offset against the allowance for losses.

Net assets held for sale consist of the following (in thousands):

                                            ------------------------
                                            June 30,     December 31,
                                              1994           1993
                                            ------------------------
Inventories and prepaid expenses            $   158          $   724
Property and equipment, net                  12,469           16,260
Intangibles and other noncurrent assets         583              743
                                            -------          -------
                                             13,210           17,727
Less allowance for losses                     5,031            6,697
                                            -------          -------
Net assets held for sale                    $ 8,179          $11,030
                                            =======          =======

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C - CURRENT ACCRUED LIABILITIES

Current accrued liabilities consist of the following (in thousands):

                                            ------------------------
                                             June 30,    December 31,
                                              1994            1993
                                            ------------------------
Shareholder litigation costs,
  principally legal fees                    $ 2,727          $ 4,239
Compensation                                  3,424            3,797
Insurance                                     3,676            7,308
Taxes, other than income                      3,428            3,979
Other                                         8,991           11,125
                                            -------          -------
                                            $22,246          $30,448
                                            =======          =======

NOTE D - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):

                                            ------------------------
                                             June 30,    December 31,
                                              1994            1993
                                            ------------------------
11.45% Senior notes                         $140,878        $152,843
11.95% Senior notes                           18,919          20,525
Industrial revenue bonds                      91,400          95,200
Noninterest-bearing notes                      6,768           7,686
Other notes payable and equipment loans        9,620          12,979
Capital lease obligation                       2,258           2,318
                                            --------        --------
                                             269,843         291,551
Less current maturities                       19,370          29,748
                                            --------        --------
                                            $250,473        $261,803
                                            ========        ========

The aggregate estimated payments of long-term obligations, including scheduled maturities and associated pro-rata payments, for the twelve-month periods ending June 30, 1995 through 1999 are: 1995 - $19,370,000; 1996 -
$153,456,000; 1997 - $58,318,000; 1998 - $35,604,000; and 1999 - $1,530,000.

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As discussed more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, in July 1993, the Company executed comprehensive amendments to its bank credit facility (the "Credit Facility") and note purchase agreements (the "Senior Notes"). The amendments to the Credit Facility and Senior Notes (collectively as amended, the "Amended Agreements") provided that, at the option of the Company, the scheduled aggregate principal payments of $28,722,000 on the Senior Notes originally due in 1993 and 1994 could be deferred until July 1, 1995. Through August 1, 1994, $27,117,000 of such principal payments had been made. The Company anticipates that the $1,605,000 remaining principal payments and $21,843,000 of associated pro rata payments will be deferred until July 1, 1995, provided that these amounts are not paid from divestiture proceeds prior to that date. Scheduled maturities on industrial revenue bonds ("IRBs") prior to July 1, 1995 will also reduce the principal payments and pro rata amounts by $8,764,000.

In addition to the remaining unpaid deferred amounts and estimated pro rata payments, the Amended Agreements require aggregate payments of $75,000,000 on July 1, 1995. These payments are to be applied pro rata against the remaining principal payments originally due on the Senior Notes and to reduce IRBs supported by letters of credit issued under the Credit Facility. The Company has begun discussions with its current lending group on modifications to the Amended Agreements which are anticipated to include, among other things, changes in the scheduled payments, including the $75,000,000 payment and any unpaid deferred amounts due on July 1, 1995. The Company is also considering refinancing with other lending institutions as an alternative to modifying the Amended Agreements. Management currently anticipates completing the modification of the Amended Agreements or an alternative refinancing prior to March 31, 1995. The payments due on July 1, 1995, less the amounts expected to be paid prior to that date from divestiture proceeds, are included in long-term obligations in the accompanying condensed consolidated balance sheets. Beginning in the third quarter of 1994, these obligations will be classified as current liabilities until such time as the Company has either entered into an agreement to modify the Amended Agreements or completed an alternative refinancing. In the event that a modification of the Amended Agreements or refinancing is not achieved, the liquidity and operations of the Company would be materially, adversely affected.

NOTE E - BUSINESS COMBINATIONS

In 1991, the Company acquired a medical, special and municipal waste incineration facility. Included in the original purchase price was a promissory note of $1,550,000 payable in May 1993 and a $4,000,000 contingent payment, net of $1,013,000 in related discounts. At December 31, 1993, such obligations were included in current maturities of long-term obligations and other noncurrent liabilities, respectively.

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the first quarter of 1994, the Company and the sellers reached an agreement to settle these obligations for $1,680,000 in cash and a promissory note of $500,000 payable on July 1, 1994. The $3,370,000 excess has been applied to reduce the net book value of the assets acquired, primarily property and equipment.

NOTE F - INCOME TAXES

The provision for income taxes for the three- and six-month periods ended June 30, 1994 and 1993 represents current state and local income taxes. There was no provision for federal income taxes as a result of the Company's net operating loss carryforwards.

NOTE G - ENVIRONMENTAL COSTS AND LIABILITIES

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

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accrued liabilities for all closure and post-closure monitoring and maintenance costs are as follows (in thousands):

                                            ------------------------
                                             June 30,    December 31,
                                              1994            1993
                                            ------------------------
Current portion, included in
  accrued liabilities                        $ 1,158         $ 1,858
Noncurrent portion, included in
  other noncurrent liabilities                21,946          18,114
                                             -------         -------
                                             $23,104         $19,972
                                             =======         =======

The Company periodically reviews and updates the underlying assumptions used to determine such estimates and, accordingly, the estimate of total projected costs is subject to periodic revision and adjustment.

NOTE H - CONTINGENCIES

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

The twenty-three separate actions comprising the Federal Class Action have been consolidated, and the plaintiffs have filed amended consolidated class action complaints. On February 23, 1994, the court substantially denied the motion for summary judgment of the Company and its officers and directors to dismiss the complaint in the Federal Class Action. In April 1994, the Company filed its answers in the Federal Class Action. Since April 1994, several status/settlement conferences have been held before the court, and discovery is ongoing.

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

In December 1992, an action was filed in the Court of Common Pleas of Northampton County, Commonwealth of Pennsylvania, captioned Charles Chrin and Nicholas Chrin, individually and trading as Chrin Bros., et al. v. Chambers Development Company, Inc., et al., seeking a special and preliminary injunction to enjoin the defendants from allegedly tortiously interfering with the plaintiffs' permit modification application and with certain engineers developing the application for a landfill which the Company was in the process of purchasing. On March 2, 1993, the plaintiffs filed an amended complaint seeking rescission and damages relating to certain contracts entered into between the plaintiffs and a subsidiary of the Company with respect to the sale of a landfill and the prior sale of a waste collection and hauling company in eastern Pennsylvania previously owned by one of the plaintiffs. The plaintiffs allege that they were induced to enter into these contracts for the sale of the landfill and the waste collection and hauling company based upon false and misleading statements made by the Company as to its financial condition and future prospects. The Company defendants have filed an answer generally denying the allegations of the complaint and have counterclaimed against the Chrin entities for breach of contract and are seeking damages. Discovery on this matter has commenced.

On July 29, 1993, the Circuit Court of Berkeley County, West Virginia, issued an order requiring the Company to obtain the approval of the Berkeley County Commission in order to continue operation of its LCS landfill. In November

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1993, the Supreme Court of West Virginia accepted the Company's appeal of the lower court order and granted a continuing stay of the order pending decision by the state Supreme Court upon the appeal. A hearing date upon the appeal has been set for October 4, 1994.

On February 5, 1993, an action was filed in the Circuit Court of Kanawha County, West Virginia, under the caption Lenzi, et al. v. Chambers of West Virginia, Inc., et al. This action was brought by two individuals who claim to have been owners of a majority interest in the corporation which owned the LCS landfill until it was sold to the Company in 1989. The plaintiffs allege that they were induced to sell the stock of the corporation which owned the landfill to the Company and to accept royalty payments based on the amounts of waste deposited in the landfill, as part of the consideration for the sale, as a result of false and misleading statements made by the Company as to its financial condition and future prospects. This action seeks to enjoin the Company from disposing of its interest in the landfill, to impose a constructive trust, and to rescind the sale or, in the alternative, to obtain compensatory damages of approximately $21.5 million plus punitive damages. On March 22, 1993, the Company filed an answer generally denying the allegations of the complaint and a motion to dismiss the complaint. Additionally, the Company filed a counterclaim against the plaintiffs seeking compensatory and punitive damages resulting from misrepresentations and omissions of fact made by the plaintiffs which induced the Company to proceed with this acquisition. On June 7, 1994, the Court, on its own motion, dismissed the plaintiffs' action without prejudice on the basis of inactivity. If plaintiffs move successfully to reinstate the action, and if the parties are unable to reach a satisfactory resolution of the claims, the Company would intend to defend vigorously this action and to prosecute its counterclaim.

On July 23, 1993, a former officer of the Company filed a Demand for Arbitration with the Pittsburgh, Pennsylvania, office of the American Arbitration Association claiming approximately $1,200,000 in severance benefits pursuant to employment agreements dated October 6, 1992 and February 3, 1993. In May 1994, the arbitrator denied the claim by the former officer for severance benefits, while granting his claim for attorney's fees.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

The following table sets forth the items in the condensed consolidated statements of operations as a percentage of revenues, and the percentage change in dollar amounts of the items for the six months ended June 30, 1994, as compared with the six months ended June 30, 1993.

                                       Six Months Ended
                                             June 30,      Percentage
                                           1994    1993     Decrease
- - ---------------------------------------------------------------------
REVENUES                                   100%    100%       (11)%
COSTS AND EXPENSES
  Operating                                 69      70        (11)
  General and administrative                 9       8         (2)
  Depreciation and amortization             15      14         (2)
  Unusual items                             --      (4)      (100)
                                           -----------
Income from Operations                       7      12        (48)
OTHER INCOME (EXPENSE)
  Other income, primarily interest           1       1        (25)
  Interest expense                          (9)    (11)       (27)
                                           -----------
(Loss) Income Before Income Taxes           (1)      2
Provision for Income Taxes                  --      --        (58)
                                           -----------
Net (Loss) Income                           (1)%     2%
                                           ===========

REVENUES

The following table sets forth revenues of the Company by each of the principal lines of ongoing business and for divested businesses for the six months ended June 30, 1994 as compared with the six months ended June 30, 1993 (dollar amounts in thousands):

                                       Six Months Ended
                                             June 30,      Percentage
                                          1994     1993      Change
- - ---------------------------------------------------------------------
Collection Services                    $ 53,131  $ 62,022     (14)%
Disposal Services (Landfills)            41,878    36,892      14
Transfer Stations                        24,699    27,229      (9)
Incinerator                               4,759     4,554       4
Recycling Services                        3,943     3,553      11
Divestitures                                 --     9,315    (100)
                                       --------  --------
Total                                  $128,410  $143,565     (11)
                                       ========  ========

Revenues for the first six months of 1994 decreased by $15.2 million. The 11% decrease in revenues, as discussed in detail below, resulted from a 7% decrease related to divestitures and a 4% decrease related to pricing.
During 1993, the Company sold six collection and hauling operations, one transfer station and one landfill, with a resulting decrease in revenues attributable to those operations of $9.3 million in the first six months of 1994. In addition, on December 31, 1993, the Company sold its two transfer stations in Morris County, New Jersey, but is continuing to operate the transfer stations at a reduced rate until the county's long-term solid waste system is in operation or December 31, 1996, if later.

Landfill revenues for the first six months of 1994 increased by $5.0 million, or 14%, which was primarily attributable to increased volume at the Company's landfill in Okeechobee County, Florida, and new waste volume at the Company's landfill in Amelia County, Virginia, which opened in May 1993. Landfill revenues were also enhanced by additional special waste volume, which consists of nonhazardous waste materials such as sewage sludges, contaminated soils, incinerator ash and industrial residues. Landfill volume growth was partially offset by reduced pricing at certain of the Company's landfills and the loss of revenues associated with the Company's contract with the Passaic County Utilities Authority, which ended on November 30, 1993.

In addition, both collection and disposal revenues for the first six months of 1994 were reduced as a result of the Company's new contract with Bergen County, New Jersey. The Company's previous contract to dispose of that county's solid waste either to a Company landfill or to the Essex County, New Jersey, incinerator also included the transportation and disposal of ash generated by the Essex County incinerator. In December 1993, the Company was awarded a new three-year agreement at a reduced rate from the prior contract for the municipal solid waste from Bergen County, New Jersey, commencing on March 1, 1994. The contract for the transportation and disposal of ash generated by the Essex County incinerator was awarded to a competitor effective March 16, 1994. Revenues also declined due to a decrease in waste volume in the first six months of 1994 from the Company's New York City sludge contract and severe weather conditions in the mid-Atlantic and northeast markets during January and portions of February 1994.

OPERATING COSTS AND EXPENSES

Operating costs and expenses, which decreased by $11.4 million to $88.7 million from $100.1 million, also decreased slightly as a percentage of revenues in the first six months of 1994 to 69% as compared with 70% in the comparable period of 1993.

During 1993, the Company sold certain operations, with a resulting decrease in operating costs and expenses attributable to those operations of $7.7 million in the first six months of 1994. In addition, costs for disposal of waste at third-party landfills and transportation expenses were reduced as a result of the decrease in waste volume received by the Company from the Essex County, New Jersey, incinerator and the Company's New York City sludge contract, as previously discussed. The severe weather conditions, however, resulted in higher operating costs during the first quarter of 1994.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased slightly as a percentage of revenues from 8% in the first six months of 1993 to 9% for the comparable period of 1994, while decreasing by $0.2 million or 2%. The dollar decrease in the first six months of 1994 reflects the continued benefit of the Company's reorganization efforts in 1992 and 1993, partially offset by legal fees related to a Demand for Arbitration from a former officer of the Company (see Note H to the accompanying condensed consolidated financial statements, "Contingencies").

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased as a percentage of revenues to 15% in the first six months of 1994 from 14% for the same period of 1993, while decreasing by $0.5 million. The dollar decrease reflects the sale of certain of the Company's operations and the effect of increases to projected airspace resulting from future expansions of existing landfill sites, partially offset by higher landfill construction cost amortization associated with volume increases at the Company's landfills.

UNUSUAL ITEMS

Unusual items of $5.3 million in the first six months of 1993 resulted primarily from the gain on sale of certain businesses as part of the Company's divestiture program.

OTHER INCOME, PRIMARILY INTEREST

Other income, primarily interest, declined to $1.3 million during the first six months of 1994, as compared with $1.7 million during the same period in 1993, due to a decrease in amounts invested and lower interest rates.

INTEREST EXPENSE

Interest expense decreased to $11.2 million for the first six months of 1994 as compared with $15.3 million for the first six months of 1993. Interest expense in each period was less than total interest charges as a result of interest capitalization related to the Company's development of landfills. Capitalized interest totaled $1.3 million and $1.7 million during the first six months of 1994 and 1993, respectively. Interest costs, excluding the effect of capitalized interest, decreased to $12.5 million for the first six months of 1994 as compared with $17.0 million during the same period of 1993. The decrease in interest costs is attributable to the reduced level of debt outstanding and lower interest rates on industrial revenue bonds in the first six months of 1994.

INCOME TAXES

The provision for income taxes for the first six months of 1994 and 1993 represents provisions for state and local income taxes. There was no provision for federal income taxes as a result of the Company's operating loss carryforwards.

NET (LOSS) INCOME

The net loss was $1.1 millon for the first six months of 1994, as compared with net income of $3.3 million for the first six months of 1993. Included in net income for the first six months of 1993 was a net unusual items credit of $5.3 million. Excluding this net credit, results for the first six months of 1993 would have been a net loss of $2.0 million compared with a net loss for the first six months of 1994 of $1.1 million, for an improvement of $0.9 million. This improvement resulted primarily from a decrease in interest expense partially offset by a decrease in income from operations, as discussed above.

THREE MONTHS ENDED JUNE 30, 1994

Revenues for the three months ended June 30, 1994, decreased to $68.6 million as compared with $75.9 million for the three months ended June 30, 1993. Approximately $3.3 million of this decrease in revenues is attributable to the 1993 sales by the Company of the collection and hauling operations,
transfer station and landfill referred to above.   Net income decreased by
$0.6 million to $0.9 million for the three months ended June 30, 1994 as compared with $1.5 million for the three months ended June 30, 1993. Net income for the three months ended June 30, 1993 included an unusual items credit of $0.8 million, primarily related to the Company's divestiture program.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1994, cash and cash equivalents decreased by $11.6 million, from $44.6 million at December 31, 1993 to $33.0 million at June 30, 1994. Working capital decreased by $1.4 million, to $28.6 million at June 30, 1994. Cash flow activity for the first six months of 1994 included $9.8 million provided by operating activities and $0.9 million provided by investing activities, offset by $22.3 million utilized in financing activities.

Investing activities in the first six months of 1994 included escrow activity of $14.2 million, primarily proceeds from the disposition of businesses in late 1993, net of $2 million placed in escrow. Investing activities also included $15.2 million utilized for capital expenditures.

Cash used in financing activities during the first six months of 1994 consisted principally of $22.1 million of principal payments on long-term obligations, $6.7 million of which was obtained from the receipt of proceeds from the disposition of assets in late 1993 and early 1994.

As discussed more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, in July 1993, the Company executed comprehensive amendments to its bank credit facility (the "Credit Facility") and note purchase agreements (the "Senior Notes"). The amendments to the Credit Facility and Senior Notes (collectively as amended, the "Amended Agreements") provided that, at the option of the Company, the scheduled aggregate principal payments of $28,722,000 on the Senior Notes originally due in 1993 and 1994 could be deferred until July 1, 1995. Through August 1, 1994, $27,117,000 of such principal payments had been made. The Company anticipates that the $1,605,000 remaining principal payments and $21,843,000 of associated pro rata payments will be deferred until July 1, 1995, provided that these amounts are not paid from divestiture proceeds prior to that date. Scheduled maturities on industrial revenue bonds ("IRBs") prior to July 1, 1995 will also reduce the principal payments and pro rata amounts by $8,764,000.

In addition to the remaining unpaid deferred amounts and estimated pro rata payments, the Amended Agreements require aggregate payments of $75,000,000 on July 1, 1995. These payments are to be applied pro rata against the remaining principal payments originally due on the Senior Notes and to reduce IRBs supported by letters of credit issued under the Credit Facility. The Company has begun discussions with its current lending group on modifications to the Amended Agreements which are anticipated to include, among other things, changes in the scheduled payments, including the $75,000,000 payment and any unpaid deferred amounts due on July 1, 1995. The Company is also considering refinancing with other lending institutions as an alternative to modifying the Amended Agreements. Management currently anticipates completing the modification of the Amended Agreements or an alternative refinancing prior to March 31, 1995. The payments due on July 1, 1995, less the amounts expected to be paid prior to that date from divestiture proceeds, are included in long-term obligations in the accompanying condensed consolidated balance sheets. Beginning in the third quarter of 1994, these obligations will be classified as current liabilities until such time as the Company has either entered into an agreement to modify the Amended Agreements or completed an alternative refinancing. In the event that a modification of the Amended Agreements or refinancing is not achieved, the liquidity and operations of the Company would be materially, adversely affected.

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

Management believes that the operation of the currently existing sites plus a combination of existing cash, asset sales, tax refunds and construction escrow fund withdrawals will support the operational requirements of the Company, including the construction of additional cells for the receipt of waste. As of August 1, 1994, the Company had $6.9 million of industrial revenue bond funds remaining in escrow. Funds supporting those sites which the Company has under development have previously been generated from capital markets and through project financing from industrial revenue bond sources. However, given the Company's current liquidity position, new development will be selectively limited for the foreseeable future as the Company concentrates on maximizing cash generated from its existing operations.

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

Final closure and post-closure monitoring and site maintenance costs represent the expenditures to be incurred after a landfill ceases to accept waste and closes. Such costs include final capping of the site and site inspections, groundwater monitoring, leachate management, methane gas control and maintenance costs to be incurred for up to 30 years after the facility closes. Final closure and post-closure monitoring and site maintenance costs are estimated to be $152,000,000 at the time all Company landfills have reached their respective capacity. The accrual for these costs is recorded as airspace at the respective landfill site is consumed.

In addition, the Company expects to incur other closure costs, principally related to capping and methane gas control activities, during the operating lives of the landfill sites. The accrual for these costs is also recorded as airspace at the respective landfill site is consumed.

As of June 30, 1994, accrued liabilities for all closure and post-closure monitoring and maintenance costs totaled $23.1 million, of which $1.2 million is classified as a current liability in the accompanying condensed consolidated balance sheets. The Company periodically reviews and updates the underlying assumptions used to determine such estimates and, accordingly, the estimate of total projected costs is subject to periodic revision and adjustment.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and in Note H to the accompanying condensed consolidated financial statements, between March 18, 1992 and May 7, 1992, various Company shareholders filed actions in the United States District Court for the Western District of Pennsylvania asserting federal securities fraud claims and pendent state law claims against the Company, certain of its officers and directors, its former auditors, and the underwriters of its securities (the "Federal Class Action"). The significant part of these actions, as amended and consolidated on November 4, 1992, under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Civil Action No. 92-0679, and brought on behalf of a putative class of purchasers of the Company's securities between March 18, 1988 and October 20, 1992, is the allegation that the decrease in the Company's stock price during the period from the Company's March 17, 1992 announcement of a change in accounting method relating to capitalization of certain costs and expenses through its October 20, 1992 announcement of a $362 million reduction in retained earnings as of December 31, 1991, as compared to the amount previously reported, and a restatement of its 1990 and 1989 consolidated financial statements, was caused by the Company's misrepresentation of its earnings and financial
condition.   Derivative claims have also been filed in federal and state courts on behalf of the Company (which is named as a nominal defendant) for breach of fiduciary duty against certain of its officers and directors and for negligence against its former auditors. In April 1994, the Company filed its answers in the Federal Class Action. Since April 1994, several status/settlement conferences have been held before the court, and discovery is ongoing.

As previously reported in the Company's 1993 Annual Report on Form 10-K, the Company filed an action on August 31, 1992, in the United States District Court for the Western District of Pennsylvania against the Passaic County (New Jersey) Utilities Authority (the "Authority"), seeking an injunction and, subsequently, damages arising from the Authority entering into a long-term disposal contract with a third party in breach of the Authority's long-term disposal contract with the Company. On June 29, 1994, the District Court granted summary judgment to the Authority on the Company's motion for damages. The Company intends to file an appeal of that decision to the Third Circuit Court of Appeals.

As previously reported in the Company's 1993 Annual Report on Form 10-K, George R. Johannes, former Executive Vice President-Finance of the Company, filed a demand for arbitration, claiming approximately $1,200,000 in severance benefits pursuant to employment agreements dated October 6, 1992, and February 3, 1993. In May 1994, the arbitrator denied the claim by Mr. Johannes for severance benefits, while granting his claim for attorney's fees.

Item 4.  Submission of Matters to a Vote of Security Holders.

     As reported in the Company's Form 10-Q for the period ended March 31, 1994, at the Annual Meeting of Stockholders of the Company held on May 4, 1994, the holders of the majority of the voting power of the shares of the Company's Common Stock and Class A Common Stock, voting together as a single class, re-elected John G. Rangos, Jr. for a three-year term on the Board of Directors. The holders of shares of Class A Common Stock also re-elected William E. Moffett to a three-year term on the Board of Directors. The votes were cast as follows:

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

                               CHAMBERS DEVELOPMENT COMPANY, INC.




Date: August   , 1994             By: William Rodgers, Jr.
                                      Senior Vice President and
                                      Chief Financial Officer