Form 10-Q
period 1994-09-30
CHAMBERS DEVELOPMENT CO INC
filed 1994-11-21
CIK 776074

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                  FORM 10-Q

(MARK ONE)

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For The Quarterly Period Ended September 30, 1994

                                  OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From________________ To _________________

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

                                (412) 242-6237
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X      No
                                                ----------    ----------
Number of shares of common stock outstanding as of November 1, 1994:

          Common Stock:              15,959,968
          Class A Common Stock:      50,829,159

                       CHAMBERS DEVELOPMENT COMPANY, INC.

                                      INDEX


                                                                       Page
PART I     FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Condensed Consolidated Statements of Operations for the
           Three Months Ended September 30, 1994 and 1993                 3

           Condensed Consolidated Statements of Operations for the
           Nine Months Ended September 30, 1994 and 1993                  4

           Condensed Consolidated Balance Sheets at September 30,
           1994 and December 31, 1993                                     5

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1994 and 1993                  7

           Notes to Condensed Consolidated Financial Statements           8

 Item 2.   Management's Discussion and Analysis of Financial Condition   19
           and Results of Operations


PART II    OTHER INFORMATION

 Item 1.   Legal Proceedings                                             27

 Item 6.   Exhibits and Reports                                          29

SIGNATURE

                      CHAMBERS DEVELOPMENT COMPANY, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)
                                 (Unaudited)


- - ------------------------------------------------------------
                             Three Months Ended September 30,
                             -------------------------------
                                        1994          1993
- - ------------------------------------------------------------
REVENUES                               $67,136       $75,274

COSTS AND EXPENSES
  Operating                             46,110        48,313
  General and administrative             5,078         5,936
  Depreciation and amortization          9,351        11,071
  Unusual items - operations                --       (11,532)
                                      --------       -------
Income from Operations                   6,597        21,486

OTHER INCOME (EXPENSE)
  Unusual items - Shareholder
   litigation settlement and
   other litigation related costs      (74,100)       (5,000)
  Other income, primarily interest         511         1,152
  Interest expense                      (5,652)       (7,451)
                                      --------       -------
(Loss) Income Before Income Taxes      (72,644)       10,187
Provision for Income Taxes                  75           660
                                      --------       -------
Net (Loss) Income                     $(72,719)      $ 9,527
                                      ========       =======


(LOSS) INCOME PER COMMON SHARE        $  (1.09)      $   .14
                                      ========       =======



WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                           66,789        66,788
                                      ========       =======

The accompanying notes are an integral part of these financial statements.

                      CHAMBERS DEVELOPMENT COMPANY, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)
                                 (Unaudited)


- - ------------------------------------------------------------
                              Nine Months Ended September 30,
                              ------------------------------
                                         1994         1993
- - ------------------------------------------------------------
REVENUES                               $195,546     $218,839

COSTS AND EXPENSES
  Operating                             134,855      148,422
  General and administrative             16,197       17,274
  Depreciation and amortization          28,886       31,067
  Unusual items - operations                 --      (16,853)
                                       --------     --------
Income from Operations                   15,608       38,929

OTHER INCOME (EXPENSE)
  Unusual items - Shareholder
   litigation settlement and other
   litigation related costs             (74,100)      (5,000)
  Other income, primarily interest        1,763        2,832

  Interest expense                      (16,811)     (22,758)
                                       --------     --------
(Loss) Income Before Income Taxes       (73,540)      14,003
Provision for Income Taxes                  294        1,185
                                       --------     --------
Net (Loss) Income                      $(73,834)    $ 12,818
                                       ========     ========


(LOSS) INCOME PER COMMON SHARE         $ (1.11)     $    .19
                                       ========     ========



WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            66,789       66,788
                                       ========     ========

The accompanying notes are an integral part of these financial statements.

                      CHAMBERS DEVELOPMENT COMPANY, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)


- - ----------------------------------------------------------------
                                      September 30,  December 31,
                                          1994            1993
                                      --------------------------
                                       (Unaudited)
- - ----------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents             $ 39,946        $ 44,553
  Accounts receivable
    Trade, less allowances of
      $1,077 and $1,062, respectively     30,007          28,573
    Other                                 12,477           2,977
  Divestiture proceeds held in escrow        536          11,287
  Net assets held for sale                 8,104          11,030
  Other current assets                     8,715          10,085
                                        --------        --------
Total current assets                      99,785         108,505
                                        --------        --------
PROPERTY AND EQUIPMENT, less
  accumulated depreciation and
  amortization of $151,853 and
  $128,730, respectively                 358,242         357,011
                                        --------        --------
OTHER ASSETS
  Funds held for escrow requirements
    and construction                      24,399          31,954
  Other                                   31,067          36,152
                                        --------        --------
Total other assets                        55,466          68,106
                                        --------        --------
                                        $513,493        $533,622
                                        --------        --------


The accompanying notes are an integral part of these financial statements.

                      CHAMBERS DEVELOPMENT COMPANY, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars In Thousands, Except Per Share Amounts)


- - ------------------------------------------------------------------
                                        September 30,  December 31,
                                            1994            1993
                                        --------------------------
                                         (Unaudited)
- - ------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term
    obligations                           $ 40,919        $ 29,748
  Trade accounts payable                    10,841           9,344
  Accrued liabilities                       59,713          30,448
  Other current liabilities                  5,813           8,898
                                          --------        --------
Total current liabilities                  117,286          78,438
LONG-TERM OBLIGATIONS,
  LESS CURRENT MATURITIES                  227,526         261,803
ACCRUED SHAREHOLDER LITIGATION SETTLEMENT   45,000              --
OTHER NONCURRENT LIABILITIES                43,339          39,208
COMMITMENTS AND CONTINGENCIES                   --              --
STOCKHOLDERS' EQUITY
  Preferred Stock - authorized
     10,000,000 shares; no par value;
     no shares issued                           --              --
  Class A Common Stock - authorized
     100,000,000 shares; par value $.50
     per share; issued 50,829,559 and
     50,742,377 shares, respectively        25,415          25,371
  Common Stock - authorized 50,000,000
     shares; par value $.50 per share;
     convertible into Class A Common
     Stock; issued 16,329,168 and
     16,415,750 shares, respectively         8,165           8,208
  Additional paid-in capital               395,121         395,119
  Accumulated deficit                     (344,209)       (270,375)
                                          --------        --------
                                            84,492         158,323
  Treasury stock, at cost -
     Class A Common Stock, 400 shares;
     Common Stock, 369,200 shares           (4,150)         (4,150)
                                          --------        --------
Total stockholders' equity                  80,342         154,173
                                          --------        --------
                                          $513,493        $533,622
                                          ========        ========

The accompanying notes are an integral part of these financial statements.

                      CHAMBERS DEVELOPMENT COMPANY, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)
                                 (Unaudited)


- - ------------------------------------------------------------------
                                    Nine Months Ended September 30,
                                    ------------------------------
                                              1994         1993
- - ------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by continuing
  operations                                 $27,416      $22,399
Net cash used in discontinued operations          --       (1,877)
                                             -------      -------
Net cash provided by operating
  activities                                  27,416       20,522
                                             -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                         (27,904)     (29,279)
Proceeds from disposition of assets            3,127       13,078
Decrease in funds held in escrow              16,606        1,415
Other                                            706         (547)
Proceeds from sale of discontinued
  operations                                      --        4,500
                                             -------      -------
Net cash used in investing activities         (7,465)     (10,833)
                                             -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term
  obligations                                (23,931)     (19,662)
Receipt of funds previously used to replace
  letters of credit                               --       10,243
Other                                           (627)        (784)
                                             -------      -------
Net cash used in financing activities        (24,558)     (10,203)
                                             -------      -------
Net decrease in cash and cash equivalents     (4,607)        (514)
Cash and cash equivalents at beginning
  of period                                   44,553       45,899
                                             -------      -------
Cash and cash equivalents at end of
  period                                     $39,946      $45,385
                                             =======      =======

NONCASH FINANCING ACTIVITIES
  Capital lease obligations                  $   182      $    --

The accompanying notes are an integral part of these financial statements.

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Chambers Development Company, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Operating results for the three- and nine-month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

Certain reclassifications have been made to prior periods' financial statements to conform to current periods' classifications.

NOTE B - PROPOSED SETTLEMENT OF SHAREHOLDER LITIGATION

As discussed in the Company's financial statements for the year ended December 31, 1993, between March 18, 1992 and May 7, 1992, various Company shareholders filed actions in the United States District Court for the Eastern District of Pennsylvania asserting federal securities fraud claims and pendent state law claims against the Company, certain of its officers and directors, its former auditors, and the underwriters of its securities. The significant part of these actions, as amended and consolidated on November 4, 1992, under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Civil Action No. 92-0679, and brought on behalf of a claimed class of purchasers of the Company's securities between March 18, 1988 and October 20, 1992, is the allegation that the decrease in the Company's stock price during the period from the Company's March 17, 1992 announcement of a change in accounting method relating to capitalization of certain costs and expenses through its October 20, 1992 announcement of a $362 million reduction in retained earnings as of December 31, 1991, as compared to the amount previously reported, and a restatement of its 1990 and 1989 consolidated financial statements, was caused by the Company's misrepresentation of its earnings and financial condition. Derivative claims were also filed in federal and state courts on behalf of the Company (which was named as a nominal defendant) for breach of fiduciary duty against certain of its officers and directors and for negligence against its former auditors.

On November 18, 1994, the Company and shareholder representatives executed memoranda of understanding to settle and dismiss the class actions and derivative actions. Pursuant thereto, the parties intend to prepare and submit to the court a formal settlement agreement providing for the payment

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

by the Company to the plaintiff class of $80,000,000. Of that amount, $10,000,000 would be paid from proceeds of the Company's directors and officers liability insurance policy, and $70,000,000 would be paid by the Company in two installments following final court approval, the first in the amount of $25,000,000 to be paid five days after such approval and the second in the amount of $45,000,000 to be paid one year after such approval. John G. Rangos, Sr., Chairman and Chief Executive Officer of the Company, has agreed as part of the settlement to contribute to the Company the headquarters property presently leased by the Company, subject to assumption or discharge by the Company of an existing mortgage. The settlement will be subject to certain customary conditions, including court approval, and to the refinancing of the Company's principal borrowings.

In the third quarter of 1994, the Company accrued $70,000,000 for the cost of the proposed settlement and $4,100,000 for other litigation related costs as a charge to unusual items as a component of other income (expense) (see Note I). The $10,000,000 to be paid from the proceeds of the Company's directors and officers liability insurance policy, has been recorded as a current asset and is included in accounts receivable-other at September 30, 1994. Pursuant to the terms of the memoranda of understanding, $45,000,000 has been classified as a noncurrent liability and $39,100,000 is included in current liabilities, including the other litigation related costs (see Note D).

While the Company believes the above-mentioned accruals and charges are adequate to provide for the proposed settlement, these amounts are estimates and actual amounts will depend on the outcome of future events. If such estimated amounts are not adequate, additional charges against income would be provided when such determinations are made.

NOTE C - DIVESTITURES

As part of the Company's divestiture program, during 1994 the Company sold a recycling operation, a building and a parcel of land for a total of $2,090,000 in cash. No gains or losses were recognized due to the establishment of an allowance for divestiture losses in prior years.

As a result of changes in the Company's assessment of the marketability of one of its operations intended for divestiture, in the second quarter of 1994 the Company reclassified $1,309,000 of assets for that operation, net of a related contract loss reserve, from assets held for sale to their respective balance sheet classifications.

The remaining assets held for sale at September 30, 1994 include an undeveloped permitted landfill site and a hauling and transfer station operation as to which the Company intends to cease operations. Included in the results of operations are revenues, for this hauling and transfer

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

operation, of $1,152,000 and $1,726,000 for the three months ended September 30, 1994 and 1993, respectively, and $3,328,000 and $4,818,000 for the nine months ended September 30, 1994 and 1993, respectively. Operating losses incurred by this operation have been charged to the previously established allowance for divestiture losses.

The following are summarized operating results of the businesses that were sold during 1994 and 1993 which are included in the results of operations. These results exclude the gains from divestitures of $12,328,000 and $17,188,000 included in unusual items for the three- and nine-month periods ended September 30, 1993 (in thousands):

                                  ------------------     ------------------
                                    Three Months            Nine Months
                                  Ended September 30,    Ended September 30,
                                    1994       1993        1994       1993
                                  ------------------     ------------------
Revenues                          $ 449      $ 4,272     $1,330     $14,400
Income (loss) from operations        99          100        (14)        315



Net assets held for sale consist of the following (in thousands):


                                         ---------------------------
                                         September 30,   December 31,
                                           1994                1993
                                         ---------------------------
Inventories and prepaid expenses         $    92             $   724
Property and equipment, net               10,046              16,260
Intangibles and other noncurrent assets      497                 743
                                         -------             -------
                                          10,635              17,727
Less allowance for losses                  2,531               6,697
                                         -------             -------
Net assets held for sale                 $ 8,104             $11,030
                                         =======             =======

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE D - CURRENT ACCRUED LIABILITIES

Current accrued liabilities consist of the following (in thousands):


                                          --------------------------
                                          September 30,  December 31,
                                              1994            1993
                                          --------------------------
Shareholder litigation settlement         $35,000            $    --
Legal fees and other litigation
  related costs                             5,533              4,239
Insurance                                   4,187              7,308
Other                                      14,993             18,901
                                          -------            -------
                                          $59,713            $30,448
                                          =======            =======


NOTE E - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):


                                          --------------------------
                                          September 30,  December 31,
                                            1994              1993
                                          --------------------------
11.45% Senior notes                       $140,462          $152,843
11.95% Senior notes                         18,863            20,525
Industrial revenue bonds                    91,400            95,200
Noninterest-bearing notes                    6,969             7,686
Other notes payable and equipment loans      8,524            12,979
Capital lease obligation                     2,227             2,318
                                          --------          --------
                                           268,445           291,551
Less current maturities                     40,919            29,748
                                          --------          --------
                                          $227,526          $261,803
                                          ========          ========

The aggregate estimated payments of long-term obligations for the twelve-month periods ending September 30, 1995 through 1999 are: 1995 - $40,919,000; 1996 -
$67,660,000; 1997 - $154,175,000; 1998 - $2,492,000; and 1999 - $1,544,000.

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In July 1993, the Company executed comprehensive amendments to its bank credit facility (the "Credit Facility") and note purchase agreements (the "Senior Notes"). On November 18, 1994, the Company reached an agreement in principle regarding additional amendments (the "Amendments") to its Credit Facility and Senior Note agreements which, subject to final documentation, include waivers (with respect to noncompliance of consolidated working capital, consolidated tangible net worth and financial statement delivery covenants) and revisions to the terms and conditions of the Credit Facility and Senior Note agreements, principally with respect to payment terms and compliance covenants.

The Amendments provide that 90% of the $74,421,000 scheduled payments previously due on July 1, 1995 be deferred until July 1, 1996, with further deferral to December 31, 1996, at the Company's option, of up to 75% of the $95,512,000 scheduled payments previously due on October 31, 1995 and December 30, 1995 and all of the $95,512,000 scheduled payments due on October 31, 1996 and December 30, 1996. Certain of such scheduled payments due in 1995 and 1996 will be reduced by pro rata payments made prior to the scheduled payment dates. The non-deferred portion of these scheduled payments will be applied to reduce Senior Note obligations, industrial revenue bond obligations and letters of credit issued under the Credit Facility. The Amendments also provide that the remaining originally scheduled principal payments on the Senior Notes due after 1996 become due on December 31, 1996.

The Amendments require, however, that the Company reduce Senior Note and Credit Facility obligations by a total of $60,000,000, primarily through the payment of the non-deferred portions of the scheduled payments discussed above and other scheduled payments, between August 31, 1994 and December 31, 1995, of which $20,000,000 must occur by January 31, 1995. Of this amount, $13,189,000 was paid to date. Portions of the remaining required payments are expected to be satisfied by currently available funds and operating cash flow, and in the absence of a refinancing of the Senior Note and Credit Facility obligations during 1995, the Company will need to complete additional divestitures to satisfy any remaining payments. Under the Amendments, the Company is also required to pay to the holders of the Senior Notes and the Credit Facility banks, the amount by which its daily average unrestricted cash balance exceeds $40,000,000 for any calendar month, and a minimum of 50% of the net proceeds from specified divestitures as permitted by the Amendments, which proceeds will be applied to the $60,000,000 discussed above.

The Company anticipates completing a refinancing of the Senior Note and Credit Facility obligations by April 30, 1995. At the time of refinancing, the Company may be required to pay an early redemption premium to the Senior Note holders (the "Premium") based on the difference between the interest rates on the Senior Notes and an adjusted U.S. Treasury securities rate having a similar maturity. Based on current interest rates on U.S. Treasury securities, on April 30, 1995 the Premium would be approximately $5,691,000.

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Amendments also require payment of escalating extension fees by the Company to the Senior Note holders and Credit Facility banks, based upon the principal amounts outstanding as of the beginning of each calendar quarter, until such time as the existing debt under these agreements has been retired. Such extension fees are expected to aggregate approximately $652,000 through April 30, 1995.

The total of the extension fees and the Premium is an estimate and the actual amount will depend on the actual time of the refinancing and the average principal amounts outstanding under the Senior Notes through that period. The extension fees and the Premium will be charged to expense during the period ending with the refinancing. A fee of approximately $673,000 is payable upon execution of the Amendments.

The Amendments also provide, under certain conditions, for the issuance to the Senior Note holders and Credit Facility banks, at nominal consideration, shares of the Company's Class A Common Stock. In the event the Company has not refinanced the Senior Note and Credit Facility obligations prior to October 1, 1995, 4% of the Company's then issued and outstanding common stock becomes issuable. An additional 4% of the Company's then issued and outstanding common stock becomes issuable if the Company has not refinanced prior to April 1, 1996.

The Amendments contain financial covenants which require the Company to maintain minimum levels of tangible net worth, working capital and quarterly cash flows from operations. The Amendments also prohibit the incurrence of additional indebtedness and the payment of cash dividends, and limit annual cash capital expenditures.

The Company believes that a refinancing cannot be obtained without the settlement of certain litigation (see Note B). Further, the payments required under the settlement of the shareholder litigation described in Note B would require the refinancing of the Senior Notes and Credit Facility obligations.
In the event a refinancing is not achieved, the liquidity and operations of the Company would be materially, adversely affected.

NOTE F - BUSINESS COMBINATIONS

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

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


In 1994, the Company settled these obligations by the payment of $2,180,000 to the sellers. The $3,370,000 excess of the recorded liability over the settlement has been applied to reduce the net book value of the assets acquired, primarily property and equipment.

NOTE G - INCOME TAXES

The provision for income taxes for the three- and nine-month periods ended September 30, 1994 and 1993 represents current state and local income taxes. There was no provision for federal income taxes as a result of the Company's loss and net operating loss carryforwards.

NOTE H - ENVIRONMENTAL COSTS AND LIABILITIES

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

Final closure and post-closure monitoring and site maintenance costs represent the costs related to cash expenditures to be incurred after a landfill ceases to accept waste and closes. Such costs include final capping of the site and site inspections, groundwater monitoring, leachate management, methane gas control and maintenance costs to be incurred for up to 30 years after the facility closes. Final closure and post-closure monitoring and site maintenance costs are estimated to be approximately $140,000,000 at the time all Company landfills have reached their respective capacity. The accrual for these costs is recorded as airspace at the respective landfill site is consumed.

In addition, the Company expects to incur other closure costs, principally related to capping and methane gas control activities, during the operating lives of the landfill sites. The accrual for these costs is also recorded as airspace at the respective landfill site is consumed.

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Accrued liabilities for all closure and post-closure monitoring and maintenance costs are as follows (in thousands):


                                        ----------------------------
                                        September 30,    December 31,
                                            1994             1993
                                        ----------------------------
Current portion, included in
  accrued liabilities                   $ 1,158              $ 1,858
Noncurrent portion, included in
  other noncurrent liabilities           23,321               18,114
                                        -------              -------
                                        $24,479              $19,972
                                        -------              -------

The Company periodically reviews and updates the underlying assumptions used to determine such estimates and, accordingly, the estimate of total projected costs is subject to periodic revision and adjustment.


NOTE I - UNUSUAL ITEMS

In the third quarter of 1994, the Company recorded a charge of $74,100,000 for the proposed settlement of shareholder litigation and other litigation related costs (see Note B).

During the third quarter of 1993, the Company recorded an additional charge for professional fees of $5,000,000 related to the Company's defense of the shareholder litigation as an unusual item of other income (expense).
Unusual items--operations for the three- and nine-month periods ended
September 30, 1993 included net gains of $12,328,000 and $17,188,000, respectively, on the disposition of assets and net charges of $796,000 and $335,000, respectively, as a result of the re-evaluation of the Company's divestiture program.

NOTE J - CONTINGENCIES

Shortly after the Company's March 17, 1992 announcement of a change in accounting method, the SEC initiated an informal investigation with respect to the Company's accounting practices concerning capitalization of certain costs and expenses and the accuracy of its financial statements and into the possibility that persons or entities had traded in the Company's securities on the basis of inside information prior to the announcement. On September 30, 1992, a formal order of investigation was issued by the SEC with respect to potential violations by the Company and others of sections 10(b), 13(a)

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

and 13 (b) of the Securities Exchange Act of 1934 and various rules promulgated thereunder. The Company has cooperated with the investigation through the production of documents and by providing witnesses pursuant to the SEC's request.

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

In December 1992, an action was filed in the Court of Common Pleas of Northampton County, Commonwealth of Pennsylvania, captioned Charles Chrin and Nicholas Chrin, individually and trading as Chrin Bros., et al. v. Chambers Development Company, Inc., et al., claiming, inter alia, that the plaintiffs were induced into entering into certain purchase and sale agreements based upon false and misleading statements made by the Company as to its financial condition and future prospects. The Company subsequently filed an answer and counterclaim for breach of contract. In November 1994, the parties reached a settlement whereby plaintiffs paid the Company $1,200,000 and forgave all remaining non-compete payments totaling $525,000 that were to have been paid by the Company in 1994, 1995 and 1996 to various individuals; however, such individuals will continue to be bound by the terms of their respective non-compete agreements. The settlement will be recorded in the fourth quarter of 1994.

A lawsuit entitled McKenzie, et al. v. Chambers Waste Systems of South Carolina, Inc., et al. was filed in the South Carolina Court of Common Pleas for the Fifth Judicial Circuit, in June 1992, in which the plaintiffs claimed damages as the result of an alleged breach of contract and conspiracy to harm them with respect to a parcel of real property. Although the complaint did not quantify the damages, subsequent answers to interrogatories indicate that the plaintiffs allege the damages to be approximately $13,000,000. The lawsuit arises out of a letter of intent between the plaintiffs and the Company which was entered into in May 1989. The letter of intent contemplated a potential purchase by the Company of certain real property in South Carolina for use as a landfill, with the purchase price to be

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

approximately $1,000,000, plus royalties based upon tonnage received after construction and operation of the landfill. The Company intends to file a motion for summary judgment, and to defend vigorously this action. The outcome of this action is not presently determinable.

A declaratory judgment action entitled Morel, et al. v. Chambers Waste Systems of Florida, Inc., was filed on September 29, 1994 in the Circuit Court of the Fifteenth Judicial Circuit of Florida in and for Palm Beach County, Florida. The plaintiffs are asking the court to declare that they are entitled to royalty payments from the Company as calculated by a percentage of gross revenues derived from the Company's landfill located at Berman Road in Okeechobee County, Florida, as well as from any landfill that may be sited in the future by the Company on nearby property. The Company has responded by seeking, among other things, a declaration that any writing or document that the plaintiffs contend such royalty entitlement is based upon is void, voidable or otherwise of no effect or, alternatively, that any royalty payments be solely based upon the nearby property to the Company's landfill, when a landfill is developed, if ever, on such property. The outcome of this action is not presently determinable.

On July 29, 1993, the Circuit Court of Berkeley County, West Virginia, issued an order requiring the Company to obtain the approval of the Berkeley County Commission in order to continue operation of its LCS landfill. In November 1993, the Supreme Court of West Virginia accepted the Company's appeal of the lower court order and granted a continuing stay of the order pending decision by the state Supreme Court upon the appeal. A hearing was held upon the appeal on October 4, 1994 and a decision is pending.


The previously reported lawsuit captioned Lenzi, et al. v. Chambers of West Virginia, Inc., et al., filed in the Circuit Court of Kanawha County, West Virginia in February 1993, has been settled and dismissed. As previously reported, the plaintiffs alleged that they were induced in 1989 to sell the stock of the corporation which owned the LCS landfill to Chambers and to accept royalty payments, based on the amount of waste deposited in the landfill, in reliance upon false and misleading statements made by the Company as to its financial condition and future prospects. The Company filed a counterclaim seeking damages as a result of misrepresentations and omissions of fact made by the plaintiffs which induced the Company to proceed with this acquisition. The plaintiffs had sought damages in the amount of approximately $21,500,000 plus punitive damages. The settlement reached with the plaintiffs involved primarily the payment by the Company of approximately $600,000, representing accrued royalties plus interest, substantially all of which was previously accrued by the Company.

On July 23, 1993, a former officer of the Company filed a Demand for Arbitration with the Pittsburgh, Pennsylvania, office of the American Arbitration Association claiming approximately $1,200,000 in severance

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

benefits pursuant to employment agreements dated October 6, 1992 and February 3, 1993. In May 1994, the arbitrator denied the claim by the former officer for severance benefits, while granting his claim for attorney's fees.

An action entitled Gordon Ellis v. Chambers Development Company, Inc., et al., filed in the Court of Common Pleas of Allegheny County, Pennsylvania, in September 1993, involves a former employee of the Company. The complaint alleges that the Company failed to pay contractually required severance and benefits to Mr. Ellis upon his termination, and that the Company also failed to pay a promised bonus. The amounts of the claimed severance and bonus are $340,000 and $50,000, respectively. The Company intends to defend vigorously this action.

Other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company from time to time. Although the outcome of these matters cannot be predicted with certainty, management of the Company believes that disposition of these other lawsuits, claims and proceedings which are pending or asserted will not have a material adverse effect on the Company's financial condition or liquidity. Given the Company's level of operating results, future resolution of these matter may have a material effect on results of operations for interim and annual periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

The following table sets forth the items in the condensed consolidated statements of operations as a percentage of revenues, and the percentage change in dollar amounts of the items for the nine months ended September 30, 1994, as compared with the nine months ended September 30, 1993.



                                        Nine Months Ended  Percentage
                                           September 30,    Increase
                                           1994    1993    (Decrease)
- - ---------------------------------------------------------------------
REVENUES                                   100%    100%       (11)%
COSTS AND EXPENSES
  Operating                                 69      68         (9)
  General and administrative                 8       8         (6)
  Depreciation and amortization             15      14         (7)
  Unusual items-operations                  --      (8)      (100)
                                           -----------
Income from Operations                       8      18        (60)
OTHER INCOME (EXPENSE)
  Unusual items-Shareholder
  litigation settlement and
  other litigation related costs           (38)     (2)
  Other income, primarily interest           1       1        (38)
  Interest expense                          (9)    (10)       (26)
                                           -----------
(Loss) Income Before Income Taxes          (38)      7
Provision for Income Taxes                  --      (1)       (75)
                                           -----------
Net (Loss) Income                          (38)%     6%
                                           ===========

REVENUES

The following table sets forth revenues of the Company by each of the principal lines of ongoing business and for divested businesses for the nine months ended September 30, 1994 as compared with the nine months ended September 30, 1993 (dollar amounts in thousands):


                                        Nine Months Ended  Percentage
                                          September 30,     Increase
                                          1994     1993    (Decrease)
- - ---------------------------------------------------------------------
Collection Services                    $ 80,143  $ 92,612     (13)%
Disposal Services (Landfills)            63,828    58,735       9
Transfer Stations                        38,232    41,414      (8)
Incinerator                               7,152     7,150      --
Recycling Services                        4,861     4,528       7
Divestitures                              1,330    14,400     (91)
                                       --------  --------
Total                                  $195,546  $218,839     (11)
                                       ========  ========

Revenues for the first nine months of 1994 decreased by $23.3 million. The 11% decrease in revenues, as discussed in detail below, resulted from a 6% decrease related to divestitures, a 4% decrease related to pricing and a 1% decrease related to volume. During 1993, the Company sold six collection and hauling operations, one transfer station and one landfill, with a resulting decrease in revenues attributable to those operations of $13.1 million in the first nine months of 1994. On December 31, 1993, the Company also sold its two transfer stations in Morris County, New Jersey, but is continuing to operate them at a reduced revenue rate until the county's long-term solid waste system is in operation or December 31, 1996, if later.

Landfill revenues for the first nine months of 1994 increased by $5.1 million, or 9%, which was primarily attributable to increased volume at the Company's landfill in Okeechobee County, Florida, and new waste volume at the Company's landfill in Amelia County, Virginia, which opened in May 1993. Landfill revenues were also enhanced by additional special waste volume, which consists of nonhazardous waste materials such as sewage sludges, contaminated soils, incinerator ash and industrial residues. Landfill volume growth was partially offset by reduced pricing at certain of the Company's landfills and the loss of revenues associated with the Company's contract with the Passaic County Utilities Authority, which was terminated by the Authority on November 30, 1993. (See Part II, Item 1. Legal Proceedings.)

In addition, both collection and disposal revenues for the first nine months of 1994 were reduced as a result of the Company's new contract with Bergen County, New Jersey. The Company's previous contract to dispose of that county's solid waste either to a Company landfill or to the Essex County, New

Jersey, incinerator also included the transportation and disposal of ash generated by the Essex County incinerator. In December 1993, the Company was awarded a new three-year agreement at a reduced rate from the prior contract for the municipal solid waste from Bergen County, New Jersey, commencing on March 1, 1994. The contract for the transportation and disposal of ash generated by the Essex County incinerator was awarded to a competitor effective March 16, 1994.

OPERATING COSTS AND EXPENSES

Operating costs and expenses, which decreased by $13.5 million to $134.9 million from $148.4 million, also increased slightly as a percentage of revenues in the first nine months of 1994 to 69% as compared with 68% in the comparable period of 1993.

During 1993, the Company sold certain operations, with a resulting decrease in operating costs and expenses attributable to those operations of $10.3 million in the first nine months of 1994. In addition, costs for disposal of waste at third-party landfills and transportation expenses were reduced as a result of the decrease in waste volume received by the Company from the Essex County, New Jersey, incinerator, as previously discussed, and the Company's New York City sludge contract.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses remained constant as a percentage of revenues at 8% for the first nine months of 1994 as compared to the same period of 1993, while decreasing by $1.1 million or 6%. The dollar decrease in the first nine months of 1994 reflects the continued benefit of the Company's reorganization efforts in 1992 and 1993, partially offset by legal fees related to a Demand for Arbitration proceedings related to a former officer of the Company (see Note J to the accompanying condensed consolidated financial statements).

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased as a percentage of revenues to 15% in the first nine months of 1994 from 14% for the same period of 1993, while decreasing by $2.2 million or 7%. The dollar decrease reflects the sale of certain of the Company's operations and the effect of increases to projected airspace resulting from future expansions of existing landfill sites, partially offset by higher landfill construction cost amortization associated with volume increases at the Company's landfills.

UNUSUAL ITEMS

In the three months ended September 30, 1994, the Company recorded a charge of $74,100,000 for the proposed settlement of shareholder litigation and other litigation related costs (see Note B).

During the nine months ended September 30, 1993, the Company recorded a charge for additional professional fees of $5,000,000 related to the Company's defense of the shareholder litigation. Unusual items--operations for that nine month period included net gains of $17,188,000 on the disposition of assets and net charges of $335,000, as a result of the re-evaluation of the Company's divestiture program.

OTHER INCOME, PRIMARILY INTEREST

Other income, primarily interest, declined to $1.8 million during the first nine months of 1994, as compared with $2.8 million during the same period in 1993, due primarily to a decrease in amounts invested.

INTEREST EXPENSE

Interest expense decreased to $16.8 million for the first nine months of 1994 as compared with $22.8 million for the first nine months of 1993. Interest expense in each period was less than total interest charges as a result of interest capitalization related to the Company's development of landfills. Capitalized interest totaled $2.1 million and $2.5 million during the first nine months of 1994 and 1993, respectively. Interest costs, excluding the effect of capitalized interest, decreased to $18.9 million for the first nine months of 1994 as compared with $25.3 million during the same period of 1993. The decrease in interest costs is attributable primarily to the reduced level of debt outstanding.

INCOME TAXES

The provision for income taxes for the first nine months of 1994 and 1993 represents provisions for state and local income taxes. There was no provision for federal income taxes as a result of the Company's loss and net operating loss carryforwards.

NET (LOSS) INCOME

Net loss was $73.8 millon for the first nine months of 1994, as compared with net income of $12.8 million for the first nine months of 1993. Included in net loss for the first nine months of 1994 are charges for unusual items of $74.1 million. Excluding unusual items in both periods, net income for the first nine months of 1994 was $0.3 million compared to net income of $1.0 million for the first nine months of 1993.

THREE MONTHS ENDED SEPTEMBER 30, 1994

Revenues for the three months ended September 30, 1994, decreased to $67.1 million as compared with $75.3 million for the three months ended September 30, 1993. Approximately $3.8 million of this decrease in revenues is attributable to the 1993 sales by the Company of the collection and hauling operations, transfer station, landfill and recycling operation referred to above. Net loss for the three months ended September 30, 1994 was $72.7 million as compared with net income of $9.5 million for the three months ended September 30, 1993. Included in net loss for the three months ended September 30, 1994 are charges for unusual items of $74.1 million as previously discussed. Net income for the three months ended September 30, 1993 included unusual items in the net amount of a $6.5 million credit.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1994, cash and cash equivalents decreased by $4.6 million, to $39.9 million. Working capital decreased by $47.6 million to a deficit of $17.5 million primarily as a result of liabilities recorded in connection with the proposed settlement of shareholder litigation. Cash flow activity for the first nine months of 1994 included $27.4 million provided by operating activities, which was offset by the sum of $7.5 million used in investing activities and $24.6 million used in financing activities.

Investing activities in the first nine months of 1994 included cash from escrow activity of $16.6 million, primarily proceeds from the disposition of businesses in late 1993. Investing activities also included $27.9 million utilized for capital expenditures.

Cash used in financing activities during the first nine months of 1994 consisted primarily of $23.9 million of principal payments on long-term obligations.

In July 1993, the Company executed comprehensive amendments to its bank credit facility (the "Credit Facility") and note purchase agreements (the "Senior Notes"). On November 18, 1994, the Company reached an agreement in principle regarding additional amendments (the "Amendments") to its Credit Facility and Senior Note agreements which, subject to final documentation, include waivers (with respect to noncompliance of consolidated working capital, consolidated tangible net worth and financial statement delivery covenants) and revisions to the terms and conditions of the Credit Facility and Senior Note agreements, principally with respect to payment terms and compliance covenants.

The Amendments provide that 90% of the $74,421,000 scheduled payments previously due on July 1, 1995 be deferred until July 1, 1996, with further deferral to December 31, 1996, at the Company's option, of up to 75% of the $95,512,000 scheduled payments previously due on October 31, 1995 and December 30, 1995 and all of the $95,512,000 scheduled payments due on October 31, 1996 and December 30, 1996. Certain of such scheduled payments due in 1995 and 1996 will be reduced by pro-rata payments made prior to the scheduled payment dates. The non-deferred portion of these scheduled payments will be applied to reduce Senior Note obligations, industrial revenue bond obligations and letters of credit issued under the Credit Facility. The Amendments also provide that the remaining originally scheduled principal payments on the Senior Notes due after 1996 become due on December 31, 1996.

The Amendments require, however, that the Company reduce Senior Note and Credit Facility obligations by a total of $60,000,000, primarily through the payment of the non-deferred portions of the scheduled payments discussed above and other scheduled payments, between August 31, 1994 and December 31, 1995, of which $20,000,000 must occur by January 31, 1995. Of this amount, $13,189,000 was paid to date. Portions of the remaining required payments are expected to be satisfied by currently available funds and operating cash flow, and in the absence of a refinancing of the Senior Note and Credit Facility obligations during 1995, the Company will need to complete additional divestitures to satisfy any remaining payments. Under the Amendments, the Company is also required to pay to the holders of the Senior Notes and the Credit Facility banks, the amount by which its daily average unrestricted cash balance exceeds $40,000,000 for any calendar month, and a minimum of 50% of the net proceeds from specified divestitures as permitted by the Amendments, which proceeds will be applied to the $60,000,000 discussed above.

The Company anticipates completing a refinancing of the Senior Note and Credit Facility obligations by April 30, 1995. At the time of refinancing, the Company may be required to pay an early redemption premium to the Senior Note holders (the "Premium") based on the difference between the interest rates on the Senior Notes and an adjusted U.S. Treasury securities rate having a similar maturity. Based on current interest rates on U.S. Treasury securities, on April 30, 1995 the Premium would be approximately $5,691,000. The Amendments also require payment of escalating extension fees by the Company to the Senior Note holders and Credit Facility banks, based upon the principal amounts outstanding as of the beginning of each calendar quarter, until such time as the existing debt under these agreements has been retired. Such extension fees are expected to aggregate approximately $652,000 through April 30, 1995.

The total of the extension fees and the Premium is an estimate and the actual amount will depend on the actual time of the refinancing and the average principal amounts outstanding under the Senior Notes through that period. The extension fees and the Premium will be charged to expense during the period ending with the refinancing. A fee of approximately $673,000 is payable upon execution of the Amendments.

The Amendments also provide, under certain conditions, for the issuance to the Senior Note holders and Credit Facility banks, at nominal consideration, shares of the Company's Class A Common Stock. In the event the Company has not refinanced the Senior Note and Credit Facility obligations prior to

October 1, 1995, 4% of the Company's then issued and outstanding common stock becomes issuable. An additional 4% of the Company's then issued and outstanding common stock becomes issuable if the Company has not refinanced prior to April 1, 1996.

The Amendments contain financial covenants which require the Company to maintain minimum levels of tangible net worth, working capital and quarterly cash flows from operations. The Amendments also prohibit the incurrence of additional indebtedness and the payment of cash dividends and limit annual cash capital expenditures.

The Company believes that a refinancing cannot be obtained without the settlement of certain litigation (see Note B). Further, the payments required under the settlement of the shareholder litigation described in Note B would require the refinancing of the Senior Note and Credit Facility obligations. In the event a refinancing is not achieved, the liquidity and operations of the Company would be materially, adversely affected.

As discussed in Note B to the condensed consolidated financial statements on November 18, 1994, the Company and shareholder representatives executed memoranda of understanding to settle and dismiss the class actions and derivative actions relative to the litigation discussed therein. Pursuant thereto, the parties intend to prepare and submit to the court a formal settlement agreement providing for the payment by the Company to the plaintiff class of $80,000,000. Of that amount, $10,000,000 would be paid from proceeds of the Company's directors and officers liability insurance policy, and $70,000,000 would be paid by the Company in two installments following final court approval, the first in the amount of $25,000,000 to be paid five days after such approval and the second in the amount of $45,000,000 to be paid one year after such approval.

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

Management believes that the operation of the currently existing sites plus a combination of existing cash, asset sales and construction escrow fund withdrawals will support the operational requirements of the Company, including the construction of additional cells for the receipt of waste. As of November 1, 1994, the Company had $4.9 million of industrial revenue bond funds remaining in escrow, of which, unexpended amounts as of December 31,

1994, if any, are to be used to reduce the corresponding industrial revenue bonds. Funds supporting those sites which the Company has under development have previously been generated from capital markets and through project financing from industrial revenue bond sources. Given the Company's current liquidity position, however, new development will be selectively limited for the foreseeable future as the Company concentrates on maximizing cash generated from its existing operations.

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

Final closure and post-closure monitoring and site maintenance costs represent the costs related to cash expenditures to be incurred after a landfill ceases to accept waste and closes. Such costs include final capping of the site and site inspections, groundwater monitoring, leachate management, methane gas control and maintenance costs to be incurred for up to 30 years after the facility closes. Final closure and post-closure monitoring and site maintenance costs are estimated to be approximately $140,000,000 at the time all Company landfills have reached their respective capacity. The accrual for these costs is recorded as airspace at the respective landfill site is consumed.

In addition, the Company expects to incur other closure costs, principally related to capping and methane gas control activities, during the operating lives of the landfill sites. The accrual for these costs is also recorded as airspace at the respective landfill site is consumed.

As of September 30, 1994, accrued liabilities for all closure and post-closure monitoring and maintenance costs totaled $24.5 million, of which $1.2 million is classified as a current liability in the accompanying condensed consolidated balance sheet. The Company periodically reviews and updates the underlying assumptions used to determine such estimates and, accordingly, the estimate of total projected costs is subject to periodic revision and adjustment.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, between March 18, 1992 and May 7, 1992, various Company shareholders filed actions in the United States District Court for the Western District of Pennsylvania asserting federal securities fraud claims and pendent state law claims against the Company, certain of its officers and directors, its former auditors, and the underwriters of its securities. The significant part of these actions, as amended and consolidated on November 4, 1992, under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Civil Action No. 92-0679, and brought on behalf of a putative class of purchasers of the Company's securities between March 18, 1988 and October 20, 1992, is the allegation that the decrease in the Company's stock price during the period from the Company's March 17, 1992 announcement of a change in accounting method relating to capitalization of certain costs and expenses through its October 20, 1992 announcement of a $362 million reduction in retained earnings as of December 31, 1991, as compared to the amount previously reported, and a restatement of its 1990 and 1989 consolidated financial statements, was caused by the Company's misrepresentation of its earnings and financial condition. Derivative claims were also filed in federal and state courts on behalf of the Company (which was named as a nominal defendant) for breach of fiduciary duty against certain of its officers and directors and for negligence against its former auditors.

On November 18, 1994, the Company and shareholder representatives executed memoranda of understanding to settle and dismiss the class actions and derivative actions. Pursuant thereto, the parties intend to prepare and submit to the court a formal settlement agreement providing for the payment by the Company to the plaintiff class of $80,000,000. Of that amount, $10,000,000 would be paid from proceeds of the Company's directors and officers liability insurance policy, and $70,000,000 would be paid by the Company in two installments following final court approval, the first in the amount of $25,000,000 to be paid five days after such approval and the second in the amount of $45,000,000 to be paid one year after such approval. John G. Rangos, Sr., Chairman and Chief Executive Officer of the Company, has agreed as part of the settlement to contribute to the Company the headquarters property presently leased by the Company. The settlement will be subject to certain customary conditions, including court approval, and to the refinancing of the Company's principal borrowings.

Shortly after the aforementioned March 17, 1992 announcement by the Company of a change in accounting method, the Securities and Exchange Commission (the "SEC") initiated an informal investigation with respect to the Company's accounting practices concerning capitalization of certain costs and expenses, and the accuracy of its financial statements and into the possibility that persons or entities had traded in the Company's securities on the basis of
inside information prior to the announcement.   On September 30, 1992, a formal
order of investigation was issued by the SEC with respect to potential violations by the Company and others of sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934 and various rules promulgated thereunder. The Company has cooperated with the investigation through the production of documents and by providing witnesses pursuant to the SEC's request.

As previously reported in the Company's 1993 Annual Report on Form 10-K, the Company filed an action on August 31, 1992, in the United States District Court for the Western District of Pennsylvania against the Passaic County (New Jersey) Utilities Authority (the "Authority"), seeking an injunction and, subsequently, damages arising from the Authority entering into a long-term disposal contract with a third party in breach of the Authority's long-term disposal contract with the Company. On June 29, 1994, the District Court granted summary judgment to the Authority on the Company's motion for damages. The Company filed a notice of appeal of that decision with the Third Circuit Court of Appeals on August 18, 1994.

As previously reported, in December 1992, an action was filed in the Court of Common Pleas of Northampton County, Commonwealth of Pennsylvania, captioned Charles Chrin and Nicholas Chrin, individually and trading as Chrin Bros., et al. v. Chambers Development Company, Inc., et al., claiming, inter alia, that the plaintiffs were induced into entering into certain purchase and sale agreements based upon false and misleading statements made by the Company as to its financial condition and future prospects. The Company subsequently filed an answer and counterclaim for breach of contract. In November 1994, the parties reached a settlement whereby plaintiffs paid the Company $1,200,000 and forgave all remaining non-compete payments totaling $525,000 that were to have been paid by the Company in 1994, 1995 and 1996 to various individuals; however, such individuals will continue to be bound by the terms of their respective non-compete agreements.

A lawsuit entitled McKenzie, et al. v. Chambers Waste Systems of South Carolina, Inc., et al. was filed in the South Carolina Court of Common Pleas for the Fifth Judicial Circuit, in June 1992, in which the plaintiffs claimed damages as the result of an alleged breach of contract and conspiracy to harm them with respect to a parcel of real property. Although the complaint did not quantify the damages, subsequent answers to interrogatories indicate that the plaintiffs allege the damages to be approximately $13,000,000. The lawsuit arises out of a letter of intent between the plaintiffs and Chambers which was entered into in May 1989. The letter of intent contemplated a potential purchase by Chambers of certain real property in South Carolina for use as a landfill, with the purchase price to be approximately $1,000,000, plus royalties based upon tonnage received after construction and operation of the landfill. The Company intends to file a motion for summary judgment and to defend vigorously this action.

The previously reported lawsuit captioned Lenzi, et al. v. Chambers of West Virginia, Inc., et al., filed in the Circuit Court of Kanawha County, West Virginia, in February 1993, has been settled and dismissed. As previously reported, the plaintiffs alleged that they were induced in 1989 to sell the stock of the corporation which owned the LCS landfill to Chambers and to accept royalty payments, based on the amount of waste deposited in the landfill, in reliance upon false and misleading statements made by Chambers as to its financial condition and future prospects. Chambers filed a counterclaim seeking damages as a result of misrepresentations and omissions of fact made by the plaintiffs which induced Chambers to proceed with this acquisition. The plaintiffs had sought damages in the amount of approximately $21,500,000 million plus punitive damages. The settlement reached with the plaintiffs involved primarily the payment by Chambers of approximately $600,000, representing accrued royalties plus interest.



ITEM 6.  EXHIBITS AND REPORTS.

     (a)   The following exhibit is attached hereto:

           22.1 - Subsidiaries of the Company

           27   - Financial Data Schedule

     (b) No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1994.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHAMBERS DEVELOPMENT COMPANY, INC.




Date: November 21, 1994                 By:William Rodgers, Jr.
                                           Senior Vice President and
                                           Chief Financial Officer

                                    EXHIBITS

                                       TO

                                   FORM 10-Q


                       CHAMBERS DEVELOPMENT COMPANY, INC.


                        QUARTER ENDED SEPTEMBER 30, 1994

                                 Exhibit Index



22.1   Subsidiaries of the Company
27     Financial Data Schedule