Form 10-K405
CHAMBERS DEVELOPMENT CO INC
filed 1995-03-31
CIK 776074

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)
   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                       For the fiscal year ended December 31, 1994, or
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                For the transition period from             to             .

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                            -------------------
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

     The aggregate market values of Chambers Development Company, Inc. Common Stock and Class A Common Stock held by non-affiliates as of March 20, 1995, were approximately $10,783,000 and $168,466,000, respectively. As of March 20, 1995, 15,592,068 shares of the registrant's Common Stock were outstanding and were held by 531 shareholders of record, and 51,197,059 shares of the registrant's Class A Common Stock were outstanding and were held by 3,534 shareholders of record.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS.

GENERAL

     Chambers Development Company, Inc. ("Chambers" or the "Company") is a provider of integrated solid waste services in the United States, with operations or properties at the end of 1994 in selected areas of Florida, Georgia, Illinois, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia. Major elements of the business include the operation, management, construction and engineering of solid waste sanitary landfills, transfer stations, recycling facilities and related operations. The Company also provides services for the collection, hauling and recycling of solid waste for municipal, commercial, industrial and residential customers. The Company presently owns or operates 14 sanitary landfills, one construction and demolition debris landfill and one medical, special and municipal waste incinerator. The Company's landfills provide long-term disposal capacity for a majority of its collection and hauling operations.

     In late 1992, the Company began a program to divest certain businesses that no longer met strategic and performance objectives. In that regard, in 1993 and 1994, the Company sold one landfill, one recycling facility, three transfer stations and six collection and hauling businesses, including all of its operations in Rhode Island, Texas, Massachusetts and Indiana, and in 1992 also sold its security services business.

     The Company's waste services operations are subject to various and changing federal, state and local laws and substantial regulations under these laws by governmental authorities, including the United States Environmental Protection Agency (the "EPA") and various state agencies and county and local authorities acting in conjunction with such federal and state agencies.

     Since early 1992, the Company has devoted substantial effort to the resolution of several significant legal and financial matters, and to shifting the primary emphasis of its marketing and operations from development of new disposal capacity to utilization of existing and previously developed capacity. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 3, "Legal Proceedings," for a discussion of these financial and legal matters.)

     In November 1994, the Company entered into an Agreement and Plan of Merger pursuant to which the Company would become a wholly-owned subsidiary of USA Waste Services, Inc. ("USA Waste") and each outstanding share of the Company's Common Stock and Class A Common Stock would be converted into .41667 of a share of USA Waste's common stock. The merger is subject to a number of conditions, including obtaining the approval of the stockholders of the Company and of USA Waste, final settlement of certain pending shareholder litigation and certain other proceedings involving the Company, and obtaining any necessary regulatory waivers or approvals. (See "Proposed Merger with USA Waste Services, Inc.")

     The Company was formed in 1971 as a Delaware corporation. The Company's principal executive offices are located at 10700 Frankstown Road, Pittsburgh, Pennsylvania 15235. Its telephone number is (412) 242-6237.

     Unless the context indicates to the contrary, as used in this report the terms "Chambers" and the "Company" refer to Chambers Development Company, Inc. and its subsidiaries.

OPERATIONS

     Chambers initially provided disposal services to public utilities and various services to government subdivisions, including recycling, hauling and sales of coal and steel by-products and the disposal of related wastes. After developing the ability to engineer and operate disposal sites for the handling of solid waste in compliance with environmental standards, Chambers expanded its operations to include disposal of municipal solid waste and later to include collection, recycling and hauling of commercial and residential waste and the operation of solid waste transfer stations. Chambers has in past years devoted considerable resources to the development and construction of landfills. However, Chambers currently is focusing its efforts on improving operating efficiencies, with particular emphasis on increasing the volume of waste disposed of in its landfills, in order to achieve greater utilization of those facilities.

     Although Chambers' waste services business is described herein as five separate operations--landfills, transfer stations, collection and hauling, recycling, and medical waste--these operations are in many respects integrated. For example, Chambers' landfills generate revenues from third-party disposal and also support Chambers' local collection and hauling operations; similarly, Chambers' transfer stations and recycling facilities operate in conjunction with both the landfill and collection operations.

     Landfill Operations. Chambers owns or operates 14 sanitary landfills for disposal of non-hazardous solid waste and one construction and demolition debris landfill. Of the sanitary landfills, five are located in Pennsylvania, two each in South Carolina and Virginia and one each in West Virginia, Maryland, Florida, Mississippi and Georgia; all except the Mississippi site are either owned by Chambers or held under long-term lease. The construction and demolition debris landfill is located in Georgia. Chambers' landfills currently provide disposal capacity for a majority of its collection and hauling operations. Most of the landfills are located close to municipal areas served by Chambers' collection operations or are accessible to transfer facilities where waste is consolidated into trailers or rail containers to afford efficient transportation from remote areas to the disposal sites.

     Prior to 1992, Chambers' primary emphasis had been upon developing and constructing new landfills ("greenfield sites"), either independently or in cooperation with the municipal entity within which the property was located. Chambers' management believes that the development and construction of new landfills, while often time-consuming and requiring significant capital expenditures and related indirect expenses, is usually preferable to the acquisition of existing landfill sites, so that the environmental risks often associated with acquired landfills can be avoided. In 1992, Chambers' management reexamined its strategies in light of its financial condition and, recognizing that it held permits to construct sufficient disposal capacity to service its anticipated needs for a substantial period of time, decided to focus Chambers' efforts on increasing the utilization of its existing landfills. In addition, Chambers' management recognized that Chambers' ability to independently develop additional greenfield sites would be limited in the near term as Chambers' access to the capital markets would be restricted. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Landfill Operational Activity. Fees from third-party solid waste collectors and generators, consisting of landfill tipping fees and in certain instances subcontracted hauling fees, accounted for approximately 32%, 28% and 23% of Chambers' revenues in 1994, 1993 and 1992, respectively. Tipping fees are based on the weight or volume and the type of waste disposed of at the landfills.

     While Chambers' landfills are made available to numerous waste generators and third-party solid waste collectors, Chambers has sought to obtain long-term contracts principally with governmental entities in order to create a predictable waste flow to its landfills. In this regard, for example, Chambers has handled the disposal of the residential municipal solid waste from the City of Richmond, Virginia, since 1989 (including the operation of two transfer stations), and from Fort Pierce, Florida, since 1993.

     Under an agreement entered into in early 1991 with Bergen County, New Jersey, during 1993 Chambers transported and disposed of the ash generated by the Essex County, New Jersey, incinerator, as well as that portion of the Bergen County solid waste which was not disposed of at the Essex County incinerator. In March 1994, Chambers commenced performance under a new three-year contract for the disposal of the municipal solid waste from Bergen County. The contract provides the county with options for two one-year renewal periods. The Bergen County contract produced $16.6 million, or 6%, of Chambers' 1994 revenues. Commencing in 1989, Chambers had also provided disposal and transportation of solid waste from Union County, New Jersey, under contracts which were renegotiated in early 1991 and were terminated pursuant to their terms in December 1993. Chambers had also provided disposal of the municipal solid waste from Passaic County, New Jersey, from December 1987 until December 1993. See
Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," regarding the impact of the expiration of these contracts.

     Chambers continues to place emphasis on the disposal of special wastes, which consist of non-hazardous waste materials such as sewage sludges, contaminated soils, incinerator ash and certain industrial residues. Following a proposal process initiated by the New York City Department of Environmental Protection, Chambers commenced service in January 1992 under a six and one-half year contract to transport and dispose of sewage sludge. In 1994, amounts of sewage sludge transported and disposed of pursuant to this contract ranged from 0 to 330 tons per day. The sewage sludge is being transported by truck in intermodal containers designed for leakproof waste transportation to a Chambers landfill.

     Landfill Development and Construction Activity. Chambers has invested substantial capital to develop landfills with strict environmental controls. Development activities include site selection and site feasibility studies, environmental assessments (including hydrological and geological reviews), land acquisition, engineering and design work for the site as a whole, and the design and construction of the landfill infrastructure. The infrastructure consists of roadway or rail access systems, initial clearing and site preparation, leachate and methane collection and treatment systems, and stormwater and surface water management systems. A large portion of the infrastructure expenditures with respect to each site is nonrecurring, required only at the initial phase in order to prepare the site for the receipt of waste and to support the operation of the landfill throughout its useful life.

     As the operation of a landfill commences, site preparation, including excavation and the installation of a liner system at the base elevation of the site, requires significant capital expenditures often exceeding $200,000 per acre. However, once a particular area of the site has been lined, limited additional investment is required with respect to overlaying waste on the lined areas. The daily filling activities normally provide for the sequential deposit of waste on the base liner system in adjacent areas within the site (typically referred to as "cells"). The construction of adjacent cells permits the creation of additional space over previously constructed cells, which provides Chambers additional airspace to accept waste with limited additional investment. This technique of overlaying waste materials on areas already lined reduces the ongoing capital requirements for facilities which are currently operational.

     Chambers performs design and construction work in various phases of landfill development, including excavation and compaction of soils, and stormwater and surface water management. Chambers has found that performing portions of its own landfill construction is cost effective in certain instances. In order to maintain sanitary conditions at the landfills operated by Chambers, heavy equipment is also used to spread, compact and cover the waste daily with soil or other approved cover material. All currently required groundwater monitoring devices and other environmental controls are in place at all of the sanitary landfills operated by Chambers. Landfill operations are subject to increasingly strict and costly environmental regulation, and to numerous uncertainties resulting from legislative, regulatory and local land use restrictions, as well as increasing public attention and market changes. See "Regulation" for information concerning evolving environmental laws and regulations and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of related capital expenditures and constraints on expansion of landfill operations.

     Transfer Station Operations. Transfer stations are facilities located in areas which are not convenient to, or which do not have ready access to, solid waste disposal sites. Residential and commercial collection vehicles operating within such areas, including Chambers' vehicles in some cases, discharge their solid waste loads at these facilities. The waste is then consolidated and loaded into larger capacity transfer trailers or rail containers for more efficient transportation to disposal sites, including landfills owned and operated by Chambers. Transfer station operations accounted for approximately 20%, 19% and 20% of Chambers' revenues for 1994, 1993 and 1992, respectively.

     Chambers owns or operates eight solid waste transfer stations, with four in New Jersey, two in Virginia and one each in Pennsylvania and South Carolina. In December 1993, Chambers sold its two transfer stations in Morris County, New Jersey, to the Morris County Municipal Utilities Authority (the "MCMUA") but continues to operate both transfer stations and provide transportation services under a contract with the MCMUA until the county's long-term solid waste system is in operation or December 31, 1996, if later.

     Operations at the transfer stations in Morris County, New Jersey, began in January 1988, and these facilities have processed an aggregate of approximately 325,000 tons of municipal solid waste annually. Under its contracts with Morris County, during 1988 through 1994 Chambers operated the transfer stations and provided long-distance transportation of waste from the transfer stations to disposal sites. Commencing in January 1995, the contract for disposal of waste has been awarded to a competitor of Chambers, but Chambers will continue to operate the transfer stations in 1995 and, provided the county's solid waste system is not yet in operation, in 1996. Chambers' rates and revenues from the Morris County transfer station operations are subject to the ratemaking authority of the New Jersey Department of Environmental Protection. The two Morris County transfer station operations produced approximately 14% of Chambers' 1994 revenues; however, revenues attributable to these operations are expected to decline in 1995.

     Collection and Hauling Operations. Waste collection and hauling generally support Chambers' landfill and transfer station operations, although in certain areas, operations involve disposal at commercial or municipal landfills. Fees for collection and hauling services are based on such factors as the type and frequency of service, the volume or weight of the waste, the type of waste, disposal costs and the distance traveled.

     Collection and hauling for residential, municipal, commercial and industrial customers accounted for 41%, 47% and 52% of revenues in 1994, 1993 and 1992, respectively, which includes transportation revenues derived from certain of Chambers' contracts. In the majority of areas, Chambers services commercial and industrial accounts without the requirement of prior municipal approval and, as such, competes with other operators and negotiates rates directly with individual customers. Chambers typically contracts with commercial customers for collection, hauling and disposal of solid waste for multi-year periods. In limited areas, Chambers competes for municipally-awarded franchises which include commercial and industrial accounts. Such contract awards may be in the form of exclusive or nonexclusive franchises for several years. Residential and municipal services are performed primarily under exclusive contracts granted by municipalities on the basis of competitive bids.

     The competitive nature of the waste industry, the varying availability of landfills and disposal capacity, and the financial condition of Chambers are expected to affect the ability of Chambers to secure and maintain municipal contracts in the future. See "Regulation" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     In late 1992, Chambers began a program to divest certain businesses that no longer met strategic and performance objectives, and in March 1993, as an initial part of that program, sold substantially all of the assets of its collection, hauling and transfer station operations in Rhode Island, Massachusetts and Texas. Chambers sold its landfill and collection and hauling operations in Indiana to USA Waste in September 1993, sold its collection and hauling operations in Conway, South Carolina, in November 1993, and sold its Columbus, Georgia, collection and hauling operations in December 1993.

     Recycling Operations. Chambers recognizes the importance of recycling materials recovered from solid waste streams where consistent with viable market conditions. Chambers has engaged in recycling efforts in order to complement its range of waste management services. While extensive recycling is likely to reduce the size of the waste stream available for disposal in Chambers' landfills, and although the market for recyclables is in many instances depressed due to an excessive supply of recovered materials, recycling has aided Chambers' efforts to market its other waste services. Recycling operations accounted for 3% of revenues in each of the last three years. In August 1994, Chambers sold its recycling facility in Pennsylvania, and it continues to own and operate a recycling facility in Virginia.

     Medical Waste Operations. Through its subsidiary, Chambers Medical Technologies, Inc. ("CMTI"), Chambers owns and operates a medical, special and municipal waste incineration facility in Hampton, South Carolina. The facility is permitted to incinerate 200 tons per day of medical waste, municipal solid waste and other approved non-hazardous special wastes. CMTI is implementing a plan to maximize utilization of the facility in response to changing market conditions. CMTI is currently focusing its marketing on higher priced, higher fuel value special wastes such as pharmaceuticals, petrochemicals and scrap tires. State legislation restricts the facility's permitted incineration capacity to the greater of (i) 50 tons per day of medical waste or

(ii) per month, 1/12 of the estimated amount of medical waste generated within the State of South Carolina within one year. CMTI has undertaken a constitutional challenge to the state's imposition of the limitation, as well as to certain provisions of the South Carolina Infectious Waste Management Act and the regulations promulgated thereunder. At the trial level CMTI was successful in its challenge to certain fee requirements under the regulations; however, CMTI was not successful in having the volume limitation ruled unconstitutional. CMTI has filed a motion for a stay pending appeal of the implementation of the volume limitation, which stay pending appeal was granted. CMTI accounted for 4%, 3% and 2% of Chambers' revenues for 1994, 1993 and 1992, respectively.

     Research and Development. Chambers has explored technologies and related business opportunities attendant to the disposal and recycling processes, including but not limited to refuse derived fuel, landfill methane gas recovery and related systems, and tire reclamation and recycling. Chambers has also helped to develop, and holds an exclusive license to use, an intermodal containerized transportation system for the economical and environmentally safe transportation of solid waste by rail and truck.

COMPETITION

     Solid waste management is a very competitive business which requires substantial investment in labor and capital resources. The sources of competition vary by locality and by the type of services provided, and originate from national, regional and local companies. Several national waste management companies are much larger and have far greater resources than Chambers. Major competitors in the waste industry include WMX Technologies, Inc. and Browning-Ferris Industries, Inc., each of which is substantially larger than Chambers. Chambers also competes with municipalities and commercial facilities which provide their own waste hauling and disposal services. Disposal operations compete primarily on the basis of proximity to collection and hauling operations and on the basis of disposal cost. To acquire new collection contracts and to retain old ones, Chambers competes on the basis of price, service and disposal capacity. Chambers anticipates that competition in the disposal business will increasingly include an emphasis on safeguards with respect to the environment, and intends to continue its policy of constructing and operating landfills with high levels of environmental protection and monitoring. Chambers has experienced competition from incineration and other waste recovery processes. However, it believes that its landfill operations can complement certain of these processes, in that landfills serve as receptacles for incinerator ash and nonrecoverable materials.

     Chambers experiences intense competitive pressure on landfill prices in many markets, partly due to increased landfill capacity in the marketplace and partly as a result of the rapid use of existing capacity by many older landfills which currently operate under less stringent standards of environmental protection than those utilized by Chambers. As a result of revisions to regulations under Subtitle D of the Resource Conservation and Recovery Act of 1976 ("RCRA") and to state regulations, Chambers expects that more stringent governmental regulations will be mandated in these markets, with the initial compliance dates under Subtitle D having become effective in late 1993. See "Regulation." In the long term, Chambers anticipates that this strengthening of environmental standards should have a positive effect on its business, because Chambers has designed and constructed all of its landfills with the intention of meeting these requirements.

MARKETING

     Before entering a new solid waste management market, Chambers evaluates potential business which would be compatible with current operations. Chambers establishes new commercial and industrial accounts through direct solicitation. New municipal business depends on identifying and winning competitive bids. Price, service and disposal capacity are key factors in developing new business and retaining customers. Marketing and operational efficiencies are achieved through Chambers' consolidation of residential and commercial business on a regional basis.

REGULATION

     The operation of landfills, waste incinerators and transfer stations, the collection and hauling of solid waste and the recycling of solid waste are subject to various local, state and federal requirements which seek to regulate and maintain health, safety, the environment, zoning and land use. Operating permits are required for waste disposal facilities and certain collection vehicles. Some of these permits could be subject to modification, renewal and/or revocation if significant operational and environmental violations occur. Chambers' operation of landfills subjects it to operational closure, post-closure, monitoring and site maintenance obligations. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions and impose fines in the case of violations. While Chambers is in substantial compliance with regulatory requirements, from time to time in the ordinary course of its operations, Chambers receives citations or notices from authorities that such operations may not be in strict specific compliance with applicable environmental regulations. Upon such receipt, Chambers has made and will continue to make every effort to resolve amicably and quickly the issues raised by such citations or notices.

     Governmental authorities, including the EPA, various state agencies and county and local authorities acting in conjunction with such federal and state agencies, impose restrictions to control or prohibit air and water pollution and, in most states, Chambers and other operators are required to post bonds or provide other financial assurances covering closure, monitoring and potential corrective measures for its landfills. While Chambers is in substantial compliance with regulatory requirements applicable to its business, if significant regulatory changes are made it may be required to increase capital and/or operating expenditures in order to maintain operations or initiate new operations. Depending on the degree of future regulatory changes, Chambers may be required to curtail certain operations until a particular problem is remedied.

     The regulatory framework in the solid waste business, particularly as it relates to the disposal of solid waste, varies substantially from jurisdiction to jurisdiction, and is changing frequently and becoming increasingly complex in nearly all locations. As a result, both current operations and development projects involve certain risks and uncertainties inherent in the industry, as discussed below. Amendments to current laws and regulations governing Chambers' operations could have an adverse economic effect on Chambers or require substantial capital expenditures to comply with such laws and regulations.

     In October 1991, the EPA promulgated revisions to regulations under RCRA. In revisions to regulations under Subtitle D of RCRA, the EPA announced comprehensive solid waste management standards including location standards, facility design and operating criteria, closure and post-closure requirements, financial assurance standards, methane gas and groundwater monitoring, and corrective action standards which had not been historically required or enforced at landfills. State standards can be, and in a majority of the states where Chambers operates already are, more stringent than the federal requirements. Because some portions of the revisions to regulations under Subtitle D of RCRA are expected to be phased in over as many as five years, the full impact of the revisions may not be felt until 1998. Current landfill design and construction by Chambers has been performed in anticipation of those requirements. More stringent regulation, while requiring greater expenditures by landfill operators, is expected to increase opportunities for Chambers and others who have landfills which comply with these regulations, as noncomplying landfills will be required to close. The 1988 Pennsylvania regulations, which were similar in scope to the revisions to regulations under Subtitle D of RCRA, had a significant adverse impact on the operations of Chambers' Pennsylvania landfills from 1988 through 1991. However, Chambers does not anticipate significant disruption of any of its businesses as a result of the promulgation of the revisions to Subtitle D. Pending development of state standards and evaluation of those standards by the EPA, Chambers' management believes that most of its landfills are currently designed and operated in material compliance with those revisions.

     While management believes that the states in which Chambers operates landfills have revised or will revise their landfill regulations to meet or exceed the requirements of the revisions to Subtitle D of RCRA, there can be no assurances that the state regulations will be approved by the EPA. Although Chambers may require additional capital expenditures to comply with potentially inconsistent state and federal regulations applicable to the same facility, management does not believe such inconsistent regulations would have a material adverse effect on Chambers' operations.

     Revisions to health, safety and environmental protection laws will continue to require Chambers and others in the industry to make substantial expenditures to construct waste facilities in compliance with such laws. Substantial capital and operating expenditures to develop landfills and maintain compliance with environmental protection regulations are necessary for Chambers and any participant in the waste industry. These costs are incurred in the ordinary course of business, but could increase as laws and regulations change. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of anticipated capital expenditures.

     Proposed federal legislation and various proposed state laws have included provisions that would allow states to ban or impose differential fees on interstate shipments of solid waste. Chambers cannot currently predict whether such legislation will be enacted and, if enacted, the extent to which it may affect Chambers' operations.

     In addition to potentially costly and restrictive regulations, there are a number of risks and factors, often having unforeseen ramifications, which could result in increased costs to Chambers' waste management business or, in some circumstances, delay or prevent certain operations or planned projects. These factors include varying degrees of governmental and public opposition to the siting and operation of landfills, which in many locations can contribute to a shortage of sites and facilities; increased regulation aimed at reducing dependence on landfilling and promoting other methods of disposal such as incineration or recycling; and risks related to potential adverse environmental effects attributable to landfill operations.

     Complex regulatory requirements, together with potential community opposition (often resulting in litigation), may make it increasingly difficult to open new landfills or expand existing sites. While Chambers attempts to avail itself of opportunities to open or expand landfills at reasonable cost, there can be no assurance regarding the extent to which such opportunities will be present in the future, nor can there be any assurance in the near term that Chambers will be able to avail itself of such opportunities without the generation of additional capital. Nevertheless, Chambers believes that, due to the receipt during 1990, 1991 and 1992 of permits for landfill sites which had been under development in prior periods, it now holds permits to construct sufficient disposal capacity to meet its needs and those of its customers for a substantial period of time. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BONDING AND INSURANCE

     Bid and Performance Bonds. In order to submit a bid to a governmental entity for solid waste collection, hauling and disposal services, Chambers is usually required to submit bonds, in the form of a bid bond and, upon contract award, a bond to secure its performance of the contract. Commercial customers contracting for collection, hauling and solid waste disposal services with Chambers do not generally require either bid or performance bonds. Over the past several years, Chambers' bonding requirements have increased as the size and length of the contracts have increased. It is important for Chambers to bid successfully on large multi-year contracts to ensure a consistent flow of waste into its landfills.

     Firms that provide such bonds to the solid waste disposal industry are limited in number. Chambers has in the past relied on, and expects in the future to rely on, a single outside source for its bid and performance bonding requirements. Management believes that Chambers' current bid and performance bond coverage and future capacity is adequate; however, there can be no assurance that future bonding will be available when required by Chambers.

     Closure and Post-Closure Financial Assurances. Most states have enacted legislation that requires landfill operators and owners to guarantee minimum financial capabilities to insure that a landfill is properly closed in accordance with environmental requirements. The form of the guarantee varies from state to state but generally consists of either trust funds, letters of credit or surety bonds. Chambers has employed all of these options in various locations. Management believes that its current financial position is adequate to meet the closure and post-closure requirements of its current landfills. However, there is no assurance that Chambers' financial position or the availability of surety bonds or letters of credit in the future will be adequate to meet this significant component of Chambers' business.

     Insurance. Chambers carries a broad range of insurance coverages which management considers sufficient to protect the assets and operations of Chambers that could otherwise be negatively affected in the event of a loss. The coverages are intended to provide Chambers with comprehensive financial protection.

Insurance coverages are currently in effect to protect Chambers from financial losses resulting from bodily injury, personal injury and property damage, including but not limited to workers' compensation, comprehensive general liability, fire and casualty, vehicle and other related coverages. Commercial excess liability coverage is maintained as well. Chambers has determined that it is in its best interests to self-insure certain portions of liability and workers' compensation risks, while in some instances maintaining third-party coverage to protect against catastrophic loss. Chambers also maintains directors and officers liability insurance coverage. Because of the litigation arising out of the change in accounting method announced by Chambers in 1992 and the subsequent restatement of its prior years' financial statements (see Item 3, "Legal Proceedings"), Chambers has incurred significantly higher costs with respect to its directors and officers coverage.

     As a result of limited availability in the insurance marketplace as well as costly premium assessments, Chambers, along with most companies in the waste industry, has experienced difficulty in obtaining environmental impairment liability insurance. Chambers will continue to undertake efforts to obtain this type of insurance coverage if such coverage is commercially available at premium levels which are reasonable in light of the business and financial risks involved. Chambers does not believe that the limited availability of comprehensive environmental impairment liability insurance should have a material adverse effect upon the operation of its business at this time.

EMPLOYEES

     At December 31, 1994, Chambers had approximately 1,440 employees, approximately 300 of whom were represented by unions under collective bargaining agreements. Chambers is a party to union contracts at its Monroeville and Washington locations in Pennsylvania, and at its Morris County, New Jersey, locations. The employees at the remaining locations of Chambers are not represented by unions. Chambers has not experienced any work stoppages.

PROPOSED MERGER WITH USA WASTE SERVICES, INC.

     The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of November 28, 1994 (the "Merger Agreement"), pursuant to which the Company would become a wholly-owned subsidiary of USA Waste through the merger of an existing wholly-owned subsidiary of USA Waste with and into Chambers (the "Merger").

CERTAIN TERMS OF THE MERGER

     Exchange Ratio. At the effective time of the Merger, Chambers Acquisition Corporation ("Acquisition"), a wholly-owned subsidiary of USA Waste, will merge with and into Chambers, and Chambers will become a wholly-owned subsidiary of USA Waste. In the Merger, each outstanding share of Chambers Common Stock and Chambers Class A Common Stock will be converted into .41667 of a share of USA Waste Common Stock.

     Based upon the number of shares of common stock of USA Waste and Chambers, approximately 50.4 million shares of USA Waste Common Stock will be outstanding immediately after the Merger, of which approximately 27.8 million shares, representing 55.2% of the total, will be held by former holders of Chambers Common Stock and Chambers Class A Common Stock.

     Effective Time of the Merger. The Merger will become effective upon the issuance of a certificate of merger by the Secretary of State of Delaware (the "Effective Time"). Assuming the requisite shareholder approval of the Merger Agreement is obtained, it is anticipated that the Effective Time will occur as soon as practicable following the meetings of the stockholders of Chambers and USA Waste. If all other conditions to the Merger have not been satisfied prior to the meetings, however, it is expected that the Merger will occur as soon as practicable after such conditions have been satisfied or waived.

     Indemnification. The Merger Agreement provides that the officers, directors, employees and agents of Chambers will be indemnified against certain liabilities and costs, including those arising out of, relating to or in connection with any action or omission occurring prior to the Effective Time or arising out of or pertaining to the transactions contemplated by the Merger Agreement.

CONDITIONS OF THE MERGER

     The Merger is subject to the satisfaction or waiver, where permissible, of certain conditions, including but not limited to (a) Chambers and USA Waste receiving opinions from their respective counsel to the effect that no gain or loss will be recognized by their respective shareholders for federal income tax purposes as a result of the Merger except for gain or loss attributable to cash received in lieu of fractional shares; (b) USA Waste receiving a letter from Coopers & Lybrand L.L.P., independent public accountants, that the Merger will qualify as a "pooling of interests" for accounting and financial reporting purposes; (c) the settlement, upon terms and conditions satisfactory to USA Waste, of certain shareholder and derivative litigation pending against Chambers and a certain investigation initiated by the Securities and Exchange Commission (the "SEC") with respect to Chambers' accounting methods and the accuracy of its financial statements (for a description of the litigation and the SEC investigation, see Item 3, "Legal Proceedings"); (d) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (e) having no injunction or decree issued by any federal or state court that prevents the Merger (see Item 3, "Legal Proceedings," for a description of three class action lawsuits which were filed in the State of Delaware seeking such an injunction to prevent consummation of the Merger).

TERMINATION OF MERGER AGREEMENT

     The Merger Agreement may be terminated under certain circumstances, including (a) with the mutual consent of USA Waste and Chambers or (b) either by USA Waste or Chambers at any time prior to the consummation of the Merger (i) if the Merger is not completed by July 31, 1995, for reasons other than delay on the part of the party requesting termination (the "Terminating Party") or any of its 5% stockholders or any of their affiliates or associates, (ii) if the Merger is enjoined by a final, unappealable court order not entered into at the request or with the support of the Terminating Party or any of its 5% stockholders or any of their affiliates or associates, (iii) if (x) the Terminating Party receives an offer from any third party with respect to a merger, sale of substantial assets or other business combination, (y) the Board of Directors of the Terminating Party determines, in good faith and after consultation with an independent financial advisor, that such offer would yield a materially higher value for the Terminating Party or its stockholders than the Merger and (z) the other party fails, within ten business days after notice, to match such offer,
(iv) if (x) a tender offer or exchange offer is commenced by a third party for all of the outstanding shares of the Terminating Party's stock, (y) the Board of Directors of the Terminating Party determines, in good faith and after consultation with an independent financial advisor, that such offer would yield a materially higher value for the Terminating Party or its stockholders than the Merger, and (z) the other party fails, within ten business days after notice of such determination and of the terms of the offer, to match such offer, or (v) if the party other than the Terminating Party (x) fails to perform any material covenant contained in the Merger Agreement in any material respect and (y) does not so perform within 30 days after the Terminating Party delivers written notice of the alleged failure. As of the date of this report, neither Chambers nor USA Waste has received an acquisition offer of the nature described in clause (iii) above nor is either party aware of the commencement of a tender offer or exchange offer of the nature described in clause (iv) above. Under certain circumstances, USA Waste or Chambers may be required to pay to the other a fee and to reimburse the other for its expenses upon termination.

FINANCING ARRANGEMENTS

     Pursuant to requirements negotiated in connection with the Merger Agreement, USA Waste and Chambers developed a plan for the financing of certain of Chambers' obligations, including a $6,800,000 obligation that was due in January 1995 and $70,000,000 in payments required pursuant to the settlement agreements with respect to the shareholder litigation (the "Settlement Agreements"). See Item 3, "Legal Proceedings." The purpose of the financing plan, the requirements of which were imposed by Chambers as a condition to proceeding with the negotiation and execution of the Merger Agreement, was to provide

Chambers with the ability to fund these payment obligations pending the Merger and in the event that the parties were subsequently unable or unwilling to proceed with the Merger. The financing plan was set forth in a letter agreement executed on December 19, 1994. To provide for the payment of the $6,800,000 obligation, USA Waste agreed (i) to accelerate to January 30, 1995 the payment of $2,500,000 on certain promissory notes owing by USA Waste to Chambers with respect to a previous transaction and (ii) to enter into a letter of intent pursuant to which USA Waste would agree to acquire certain assets from Chambers and make a deposit of $4,300,000 to be applied against the purchase price for such assets. These payments were made and a letter of intent was executed providing for the purchase of certain assets, including a hauling company in Charlotte, North Carolina, and a landfill and a waste collection facility in Lake, Mississippi. The letter of intent will expire upon the Merger. In the event the Merger Agreement is terminated, the closing of the asset purchase will occur within 75 days after such termination. To provide for the funding of the initial $25,000,000 settlement payment due upon final approval of the settlement of the shareholder litigation, USA Waste agreed to make an advance purchase of airspace rights at certain of Chambers' landfills in the aggregate amount of $25,000,000. Such payment would be made within 30 days after final court approval of the Settlement Agreements and expiration of the applicable appeal period. To provide for the payment of the subsequent $45,000,000 settlement payment on the shareholder litigation, USA Waste and Chambers have agreed to negotiate an agreement for the purchase by USA Waste from Chambers of an asset or group of assets or airspace rights mutually selected by USA Waste and Chambers and having a fair market value of not less than $45,000,000. Payment of such amount is required not later than one year from the date of final court approval of the Settlement Agreements and the expiration of the applicable appeal period. In the event Chambers completes a refinancing of its current indebtedness, including amounts due with respect to the shareholder litigation, USA Waste's obligation to finance the $45,000,000 payment will lapse and USA Waste will have an option to require Chambers to repurchase, and Chambers will have an option to require USA Waste to sell, any unused airspace purchased in advance by USA Waste.

ITEM 2. PROPERTIES.

     The principal fixed assets of Chambers consist of real property interests, real property improvements, and vehicles and equipment. The vehicles and equipment, which are owned and leased, included, at December 31, 1994, approximately 430 collection and disposal vehicles, 160 light vehicles, 60 over-the-road tractors and 470 trailers, 80 rail trailers, 120 railcars and 580 rail containers, 67,000 waste collection containers and roll-off boxes, 51,000 recycling collection containers and 430 portable and stationary compactors, in addition to approximately 300 pieces of heavy equipment used in landfill construction and operations.

     At December 31, 1994, Chambers owned 11,172 acres of land and leased 1,217 acres of land, of which 10,814 acres are or could be used for landfill operations, 33 acres are used for recycling and transfer station operations and 1,542 acres of real property are or could be used for garages, offices and other facilities for business operations. Chambers owns and leases facilities where it provides complete maintenance, repair, fabrication, rebuilding and painting services for its vehicles and equipment. In connection with the restructuring of its financing agreements, Chambers has granted security interests in substantially all of its assets as collateral for Chambers' long-term borrowings and performance bonds. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS.

     Between March 18, 1992 and May 7, 1992, various Chambers shareholders filed twenty-three actions in the United States District Court for the Western District of Pennsylvania asserting federal securities fraud claims and pendent state law claims against Chambers, certain of its officers and directors, its former auditors, and the underwriters of its securities (the "Federal Class Action"). The significant part of these actions, as amended and consolidated on November 4, 1992, under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Civil Action No. 92-0679, and brought on behalf of a putative class of purchasers of Chambers' securities between March 18, 1988 and October 20, 1992, is the allegation that the decrease in Chambers' stock price during the period from Chambers' March 17, 1992 announcement of a change in accounting method relating to capitalization of certain costs and expenses through its October 20, 1992 announcement of a $362 million reduction in retained earnings as of December 31, 1991, as compared to the amount previously reported, and a restatement of its 1990 and 1989 consolidated financial statements, was caused by Chambers' misrepresentation of its earnings and financial condition. One of the original twenty-three complaints, Yeager v. Rangos, et al., C.A. No. 92-1081, also asserts derivative claims on behalf of Chambers (which is named as a nominal defendant) for breach of fiduciary duty against certain of its officers and directors and for negligence against its former auditors (the "Federal Derivative Action").

     In addition, three parallel lawsuits have been filed in state courts. Two derivative actions, asserting waste and mismanagement claims on behalf of Chambers against certain of its officers and directors, have been filed in the Delaware Court of Chancery for New Castle County (the "Delaware Derivative Actions") and are pending under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Consolidated C. A. No. 12508. One purported class action, alleging state securities law and common law claims, has been filed in the Court of Common Pleas of Allegheny County, Commonwealth of Pennsylvania, under the caption Integrated Investments, Inc., et al. v. Chambers Development Company, Inc., et al., No. G.D. 92-7036 (the "State Class Action" and, together with the Federal Class Action, the "Class Actions").

     The complaints in the Federal and State Class Actions allege that Chambers, in publicly disseminated materials, intentionally or negligently misstated its earnings during the class period, thereby deceiving Chambers' shareholders and others with respect to its growth prospects and profitability. In particular, the plaintiffs allege that Chambers' earnings were improperly increased by capitalizing certain costs and expenses in violation of generally accepted accounting principles, in part through the use of a formula which arbitrarily allocated indirect costs and expenses to landfill and development activities. In addition, the plaintiffs allege that Chambers had an inadequate information system and failed to maintain the records necessary to support the capitalization of such costs and expenses.

     The Federal Class Action claims assert violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, section 11 of the Securities Act of 1933 and negligent misrepresentation against Chambers. Claims under sections 12(2) and 20(a) of the Securities Act of 1933 have been asserted against Chambers' officers and directors who are named as defendants, but not against Chambers. The State Class Action asserts similar violations of the Pennsylvania securities laws. These actions seek to recover damages in an unspecified amount which the class members allegedly sustained by purchasing Chambers' securities at artificially inflated prices, as well as related relief.

     The section 11 claims relate to the sale in April 1989 of 2.85 million shares of Chambers' Class A Common Stock at $25 per share (equivalent to 5.7 million shares of its Class A Common Stock at $12.50 per share after a subsequent two-for-one stock split), the issuance in September 1989 of $110 million principal amount of Chambers' 6 3/4% Convertible Subordinated Debentures Due September 15, 2004 (subsequently converted into Class A Common Stock on or about September 16, 1991 at $21.125 per share), and the sale in June 1991 of 7 million shares of Chambers' Class A Common Stock at $24.875 per share, and may be asserted by plaintiffs who, subject to certain conditions, are able to trace their purchases to these offerings. The section 10(b) fraud and negligent misrepresentation claims relate to these three offerings and open market transactions, whether or not the plaintiffs are able to trace their purchases to a specific offering. Chambers has been advised by its counsel that the plaintiffs have alleged that the restatement of Chambers' 1990 and 1989 consolidated financial statements is an admission that they were materially misstated. However, Chambers has also been advised by its counsel that Chambers' former auditors and former chief financial officer have contended that Chambers' prior consolidated financial statements were fairly presented in accordance with generally accepted accounting principles. If a plaintiff were to establish that Chambers' consolidated financial statements were materially misstated, Chambers would be liable for statutorily prescribed damages under section 11 (subject to a causation defense in which Chambers bears the burden of proving that some or all of the loss resulted from factors other than the misstatement and subject to the statute of limitations defense) and for damages established by case law under section 10(b) and the common law claims if that plaintiff were able to establish the remaining elements of those claims and Chambers had no affirmative defense.

     The Federal Derivative Action and the Delaware Derivative Actions assert, inter alia, that Chambers' officers and directors committed acts of waste, mismanagement and breach of fiduciary duty by allegedly instituting or approving Chambers' accounting policies relating to capitalization of certain costs and expenses for the purpose of increasing their salaries, fees, stock and other benefits. These actions, which seek recovery of unspecified damages on behalf of Chambers, allege that Chambers has been damaged because it has become exposed to the risk of an adverse judgment or settlement in the class actions, that it has incurred and will incur costs to defend the class actions, and that it has suffered injury to its reputation.

     On March 5, 1993, another state court action was filed in the Court of Common Pleas in Allegheny County, Pennsylvania, under the caption Balaban v. Rangos, et al. (the "Pennsylvania Derivative Action" and, together with the Federal and Delaware Derivative Actions, the "Derivative Actions"). This action asserts derivative claims on behalf of Chambers similar in nature to those asserted in the Federal and Delaware Derivative Actions.

     On November 18, 1994, Chambers and shareholder representatives executed memoranda of understanding with respect to the settlement and dismissal of the Class Actions and Derivative Actions. On February 24, 1995, representatives of the plaintiffs in the Federal Class Action, representatives of the plaintiffs in the Federal Derivative Action, Chambers and certain individual defendants entered into a Class Action Stipulation and Agreement of Compromise and Settlement (the "Class Action Settlement Agreement") and a Derivative Action Stipulation and Agreement of Compromise and Settlement (the "Derivative Action Settlement Agreement" and, together with the Class Action Settlement Agreement, the "Settlement Agreements"), which are the definitive settlement documents for the Class Actions and the Derivative Actions.

     The Class Action Settlement Agreement provides that the sum of $8 million will be paid by Chambers' directors and officers liability insurance carrier and the sum of $70 million will be paid by Chambers in two installments following final court approval of the settlement. The first installment of $25 million, together with interest calculated from the Settlement Effective Date (as hereinafter defined) to the date of payment, is to be made no later than the earlier of (i) 30 days after the Settlement Effective Date or (ii) after the Settlement Effective Date and two days after the Merger or any comparable transaction (as defined in the Class Action Settlement Agreement) of Chambers with any other company has been consummated. The second installment of $45 million, together with interest calculated from the Settlement Effective Date to the date of payment (the "Second Installment"), is to be made no later than the earlier of (i) one year after the Settlement Effective Date or (ii) the date after the Settlement Effective Date and five days after certain refinancing shall have been obtained by the combined entity resulting from the Merger or a comparable transaction. "Settlement Effective Date" is defined as that date upon which (i) the court has finally approved the Class Action settlement after due notice and hearing, (ii) final judgment dismissing the Class Actions as to the settling defendants has been entered, (iii) all times for appeal or other direct attack on the adequacy of the settlement have expired or any such direct attack shall have been finally rejected, and (iv) all related actions (as defined in the Class Action Settlement Agreement) have been dismissed with prejudice; provided, however, that the dismissal of any such related actions may be conditioned upon the subsequent approval of the settlement and the occurrence of the Settlement Effective Date. If the Merger or a comparable transaction is consummated, the total settlement payment will be adjusted by a base increase of $5 million, which will be adjusted upward or downward by an amount consisting of $16,000 for each penny above or below $4.50 of Merger consideration received by Chambers stockholders per share of Chambers Common Stock or Chambers Class A Common Stock, together with interest from the Settlement Effective Date to the payment date (the base increase, together with any adjustment thereto, collectively referred to as the "Adjustment"). Any amount by which the sum of the Second Installment and the Adjustment exceeds $50.6 million will be paid by John G. Rangos, Sr., Chairman and Chief Executive Officer of Chambers. The Adjustment shall be payable no later than the earlier of (i) one year after the Settlement Effective Date or (ii) five days after certain refinancing shall have been obtained by the combined entity in the Merger or a comparable transaction. However, the Adjustment shall be payable only if (i) the Merger or a comparable transaction shall have been consummated within one year after the Settlement Effective Date or (ii) the Merger Agreement or an agreement for a comparable transaction is in effect on the date one year after the Settlement Effective Date and the Merger or such comparable transaction is consummated thereafter. John G. Rangos,

Sr. has also agreed to guarantee Chambers' obligations to make certain payments in the Class Action settlement in an amount not to exceed $15 million.

     The Derivative Action Settlement Agreement provides that the consideration from the defendants to Chambers shall include the following: (i) payment of the sum of $2 million from Chambers' directors and officers liability insurance carrier; (ii) the continued implementation by Chambers, for a period of at least two years after the effective date of the settlement, of certain corporate governance measures; (iii) the contribution to Chambers by Synergy Associates of the headquarters property currently leased to Chambers by Synergy Associates; and (iv) the $15 million guarantee of John G. Rangos, Sr. with respect to certain payments to be made by Chambers to the plaintiff class pursuant to the Class Action settlement.

     In addition, in order for the settlements to be effective, certain related actions, as described in the Settlement Agreements, must be dismissed with prejudice, including the State Class Action and the Delaware and Pennsylvania Derivative Actions. These related actions do not include the cases captioned Option Resource Group, et al. v. Chambers Development Company, et al., and Southeast Investments v. Chambers Development Co., et al., which are described below; these matters may still be pending after the Class Action and Derivative Action settlements.

     The Settlement Agreements provide that Chambers and its present and former officers, directors and employees will receive releases from the plaintiffs. Under the Settlement Agreements, the plaintiffs' actions continued against certain defendants other than Chambers. The terms of settlement also include a right to terminate the settlements based on appeals or opt-outs with respect to the Class Action. After the Company entered into the Settlement Agreements, the class and derivative plaintiffs entered into settlements with Grant Thornton, which previously served as Chambers' accountants. Chambers then entered into an agreement with the class plaintiffs to settle their claims against a group of underwriters of certain of Chambers' securities offerings. Chambers agreed to pay $300,000 to the class plaintiffs to resolve these claims for which the underwriters sought indemnity from Chambers. The Settlement Agreements provide for the seeking of bar orders and also have judgment reduction provisions that are intended to protect Chambers and the settling individual defendants from claims over by Grant Thornton and the underwriters in the event that their settlements are not approved by the court or otherwise do not become final. On March 22, 1995, the court granted preliminary approval of the settlements and the distribution of notices to Chambers' stockholders and the plaintiff class members regarding the settlements. The hearing upon the fairness, reasonableness and adequacy of the proposed settlements has been scheduled for May 19, 1995.

     Shortly after Chambers' March 17, 1992 announcement of a change in accounting policies concerning capitalization, the Commission initiated an informal investigation with respect to Chambers' accounting method and the accuracy of its financial statements and into the possibility that persons or entities had traded in Chambers' securities on the basis of inside information prior to the announcement. On September 30, 1992, a formal order of investigation was issued by the Commission with respect to potential violations by Chambers and others of sections 10(b), 13(a) and 13(b) of the Exchange Act and various rules promulgated thereunder. Chambers has cooperated with the investigation through the production of documents and by providing witnesses pursuant to the Commission's request. Management believes that issues arising from the Commission's investigation will be resolved in the near term.

     The American Stock Exchange and the Chicago Board of Options Exchange are conducting investigations into trading activity on their respective exchanges in Chambers' securities and in put options on Chambers' securities prior to the March 17, 1992 announcement.

     On December 4, 1992, Chambers was served with a grand jury subpoena out of the United States District Court for the Eastern District of New York seeking production of public filings and reports disseminated to its shareholders, documents referring to the preparation of its financial statements and other materials. Chambers has responded to the subpoena by producing documents. The grand jury investigation is ongoing and it appears to be focusing on issues similar to those raised by the civil litigation and the Commission investigation described above.

     Chambers is cooperating with each of the investigations referred to in the three preceding paragraphs.

     On or about March 8, 1993, an action was filed in the United States District Court for the Western District of Pennsylvania, captioned Option Resource Group, et al. v. Chambers Development Company, Inc., et al., C.A. No. 93-354. This action was brought by a market maker in Chambers stock and two of its general partners and asserts federal securities law and common law claims similar to those alleged in the Class Actions against essentially the same group of defendants. These plaintiffs allege that, as a result of large amounts of put options traded on the Chicago Board of Options Exchange between March 13 and March 18, 1992, they bought Chambers stock and also sold it short to assure fluidity in the market, resulting in approximately $2.1 million in losses. On March 19, 1993, another action was filed in the United States District Court for the Eastern District of Arkansas, captioned Southeast Investments, Inc. v. Chambers Development Company, Inc., No. MDL-982 (the "Arkansas Action"). This action was brought by an individual investor which claims to have purchased Chambers stock on March 20, 1992 in reliance on Chambers' March 17, 1992 announcement and suffered an alleged loss of approximately $75,000 upon the subsequent sale of the stock. The complaint asserts federal securities law and common law claims similar to those alleged in the Class Action. Chambers' motion to the Judicial Panel on Multidistrict Litigation ("MDL") to transfer the Arkansas Action to the Western District of Pennsylvania was granted by the MDL. These actions are in discovery and Chambers is vigorously defending these actions.

     On August 31, 1992, Chambers and the Township of Conemaugh, Pennsylvania, filed an action in the United States District Court for the Western District of Pennsylvania seeking to enjoin the Passaic County Utilities Authority (the "Authority") from entering into a long-term disposal contract with a third party in breach of the Authority's long-term disposal contract with Chambers. The Authority subsequently filed an action as to the same issues in the Superior Court of New Jersey in Passaic County. The District Court awarded Chambers summary judgment on one count of its complaint, thereby directing the Authority specifically to perform its obligations under its existing contract with Chambers. However, the District Court in granting summary judgment recognized that the New Jersey Department of Environmental Protection and Energy ("DEPE") had ultimate approval authority regarding New Jersey public solid waste disposal contracts and, therefore, the Authority could proceed with seeking approval from the DEPE of its agreement with the third party. The DEPE subsequently directed the Authority to continue to deliver Passaic County's waste to Chambers through December 11, 1993, and later granted the Authority's request for approval of the third party agreement. Chambers filed a motion for summary judgment for an award of damages, but the District Court granted summary judgment to the Authority. Chambers has filed an appeal of the District Court judgment to the Circuit Court of Appeals.

     In 1990, two actions were filed by the State of West Virginia, seeking to require Chambers' LCS Landfill in West Virginia to obtain the approval of the local county commission for continued operation of the landfill and for the volume of waste which may be disposed of in the landfill, which cases were consolidated under the caption State of West Virginia ex rel. Hamrick v. LCS Services, Inc., et al. On July 29, 1993, the Circuit Court of Berkeley County, West Virginia, issued an order requiring Chambers to obtain the approval of the Berkeley County Commission in order to continue operation of its LCS Landfill. On December 16, 1994, the Supreme Court of Appeals of West Virginia affirmed the lower court's decision in part and reversed that decision in part, holding that the landfill does not require local county site approval, but continuing the volume limitation which has applied to the facility since it commenced operation in 1991.

     A declaratory judgment action entitled Morel, et al. v. Chambers Waste Systems of Florida, Inc. was filed on September 29, 1994 in the Circuit Court of the Fifteenth Judicial Circuit of Florida in and for Palm Beach County, Florida. The plaintiffs are seeking a declaration that they are entitled to royalty payments from Chambers as calculated by a percentage of gross revenues derived from Chambers' landfill located at Berman Road in Okeechobee County, Florida, as well as from any landfill that may be sited in the future by Chambers on nearby property. Chambers has responded by seeking, among other things, a declaration that any writing or document that the plaintiffs contend such royalty entitlement is based upon is void, voidable or otherwise of no effect or, alternatively, that any royalty payments be solely based upon the nearby property to Chambers' landfill, when a landfill is developed, if ever, on such property. The outcome of this action is not presently determinable.

     A lawsuit entitled McKenzie, et al. v. Chambers Waste Systems of South Carolina, Inc., et al. was filed in the South Carolina Court of Common Pleas for the Fifth Judicial Circuit in June 1992, in which the plaintiffs claimed damages as the result of an alleged breach of contract and conspiracy with respect to a parcel of real property. Although the complaint did not quantify the damages, subsequent answers to interrogatories indicated that the plaintiffs alleged the damages to be approximately $13,000,000. The lawsuit arose out of a letter of intent between the plaintiffs and Chambers which was entered into in May 1989. The letter of intent contemplated a potential purchase by Chambers of certain real property in South Carolina for use as a landfill, with the purchase price to be approximately $1,000,000, plus royalties based upon tonnage received after construction and operation of the landfill. On March 24, 1995, the parties settled this action, with a payment by Chambers of $95,000 to the plaintiffs.

     Since the announcement of the Merger, three cases have been filed in the Court of Chancery of the State of Delaware in New Castle County against Chambers, its officers and directors and USA Waste. These cases include Smith v. Rangos et al., C. A. No. 13906; Krim v. Rangos et al., C. A. No. 13985; and Adams v. Rangos et al., C. A. No. 13909. Each of these actions relates to the Merger and seeks substantially similar relief. Accordingly, a consolidation order was entered by the Court of Chancery on March 1, 1995. The cases have been consolidated for all purposes under Smith v. Rangos, et al., and the caption of the consolidated case is In Re Chambers Development Company, Inc. Shareholders Litigation, Consolidated C. A. No. 13906. The complaint which will govern the consolidated action is the complaint filed in the Krim action. The Krim complaint is brought as a purported class action on behalf of the plaintiff and all similarly situated Chambers security holders, excluding defendants and any person, firm, corporation or similar entity related to or affiliated with any of the defendants. The complaint alleges that the individual defendants, inter alia, engaged in unfair dealing to the detriment of the class; the Merger is grossly unfair to the members of the class; the members of the class would be irreparably damaged if the Merger were to be consummated; and the defendants' conduct constituted a breach of fiduciary and other common law duties allegedly owed to the putative class. The complaint alleges that the Merger consideration is inadequate for various reasons and that the individual defendants failed to maximize shareholder value. The complaint seeks a declaration that the Merger Agreement was the result of a breach of fiduciary duty by the individual defendants, aided and abetted by the USA Waste defendants, and is thus unlawful and unenforceable; an injunction to enjoin defendants from proceeding with the Merger; an injunction to enjoin defendants from consummating any merger or combination with a third party absent procedures or processes such as an auction; an order invalidating certain proxy arrangements; and an order awarding plaintiff and the class members damages, costs and disbursements, including reasonable attorneys' and experts' fees. Chambers, USA Waste and the individual defendants have filed answers denying the charges set forth in the complaint and intend to contest vigorously those charges.

     Due to the increasingly complex regulatory environment and heightened public awareness of and community sensitivity toward waste management operations, including particularly the siting or expansion of waste disposal facilities, Chambers could become involved in a variety of potentially significant legal proceedings, in addition to other more routine litigation incidental to its business, including, for example, proceedings relating to permit applications for proposed facilities, personal injury claims and other proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

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

CLASS A COMMON STOCK               HIGH        LOW      COMMON STOCK                        HIGH        LOW
--------------------               ----        ---      ------------                        ----        ---
1993                                                     1993
  First quarter................    $7 1/4      $4 11/16  First quarter..................    $7 3/8     $4 11/16
  Second quarter...............     4 13/16     3 1/8    Second quarter.................     5          3 3/16
  Third quarter................     5 3/8       3 3/4    Third quarter..................     5 1/4      3 11/16
  Fourth quarter...............     4 1/2       3 9/16   Fourth quarter.................     4 1/2      3 11/16
1994                                                     1994
  First quarter................    $5 1/2      $3 1/2    First quarter..................    $5 1/2     $3 1/2
  Second quarter...............     4 1/8       2        Second quarter.................     4          2 1/2
  Third quarter................     2 3/4       1 13/16  Third quarter..................     2 7/8      2 1/16
  Fourth quarter...............     4 1/4       1 13/16  Fourth quarter.................     4 1/4      2

     The sales prices for the Company's Class A Common Stock and Common Stock were $4.31 and $4.25 per share, respectively, as of the close of business on March 20, 1995.

     There were 3,534 stockholders of record of the Company's Class A Common Stock and 531 stockholders of record of its Common Stock as of March 20, 1995.

     The Company paid a cash dividend of $.01 per share on its Class A Common Stock on November 14, 1990, and has not paid any dividends since that date. The Company has not made any commitment to pay cash dividends on either its Class A Common Stock or its Common Stock. The Company is currently precluded by the terms of its Credit Facility and Senior Note Agreements from paying dividends to shareholders, and it is expected that the ability of the Company to make payments of dividends will be limited for the foreseeable future. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

ITEM 6.  SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
         AMOUNTS).

                                                        YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                        1994         1993         1992         1991         1990
                                        ----         ----         ----         ----         ----
OPERATING STATEMENT DATA(1)
  Revenues........................    $257,989     $288,481     $294,310     $249,384     $214,052
  Income(loss) from continuing
     operations(2)................     (90,244)       8,303      (70,255)     (64,482)     (35,962)
  Income (loss) from continuing
     operations per common
     share........................       (1.35)         .12        (1.05)       (1.08)        (.66)
BALANCE SHEET DATA
  Working capital (deficit).......    $(12,220)    $ 30,067     $ 52,631     $142,487     $129,322
  Total assets....................     488,498      533,622      592,790      699,859      516,017
  Long-term obligations, less
     current maturities...........     211,016      261,803      302,354      359,540      388,264
  Stockholders' equity............      63,932      154,173      145,870      216,456       16,385

---------

(1) A $.01 per share cash dividend on the Class A Common Stock was distributed on November 14, 1990. No cash dividends were paid in the other years presented.

(2) Includes net unusual charges of $88,263, $55,144 and $16,938 in 1994, 1992 and 1991, respectively, and a net unusual credit of $6,351 in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On March 17, 1992, the Company announced a change in its accounting method with respect to capitalization of certain costs and expenses which resulted in a revision of previously announced financial results for the year ended December 31, 1991. Subsequently, on October 20, 1992, the Company announced a restatement of its previously reported financial results for 1991 and prior years, and a reduction of $362 million in both earnings originally reported since its inception and retained earnings at December 31, 1991. As a result, the Company became a defendant in litigation arising out of these financial statement revisions, and in 1992 and the first half of 1993 was not in compliance with certain covenants of its various long-term borrowing agreements.

In response, the Company commenced the restructuring of its principal credit facilities and surety arrangements and initiated a major restructuring of its operations which included (i) a program to divest certain businesses that no longer met strategic and performance objectives, (ii) the abandonment of various development activities due to increased focus on the utilization of existing landfill capacity and limited access to capital markets and (iii) the reorganization (and subsequent downsizing) of its corporate and regional operations. Since 1992, the Company has incurred substantial expenses related to these matters and has devoted substantial attention to the defense of the litigation and the stabilization of its financing. In late 1994, the Company took two important steps, described below, to resolve these significant legal and financial matters.

SETTLEMENT OF SHAREHOLDER LITIGATION

As further described in Item 3, "Legal Proceedings," on February 24, 1995, representatives of the plaintiffs in the Federal Class Action, representatives of the plaintiffs in the Federal Derivative Action, the Company and certain individual defendants entered into a Class Action Stipulation and Agreement of Compromise and Settlement (the "Class Action Settlement Agreement") and a Derivative Action Stipulation and Agreement of Compromise and Settlement (the "Derivative Action Settlement Agreement" and, together with the Class Action Settlement Agreement the "Settlement Agreements"), which are the definitive settlement documents for the class actions and the derivative actions. Implementation of the Settlement Agreements is conditioned upon the dismissal, with prejudice, of all related actions (as defined in the Class Action Settlement

Agreement). On March 22, 1995, the court granted preliminary approval of the settlements and distribution of notices to the Company's stockholders and the plaintiff class members regarding the settlements. The hearing upon the fairness, reasonableness and adequacy of the proposed settlements has been scheduled for May 19, 1995.

The Settlement Agreements provide that the sum of $10 million will be paid by the Company's directors and officers liability insurance carrier and the sum of $70 million will be paid by the Company in two installments following final court approval of the settlements. The first installment of $25 million is to be paid within thirty days after the settlement effective date (the date upon which the court has finally approved the settlements of the class actions and derivative actions referred to above, and all times for appeal have expired or all appeals have been finally rejected)and the second installment of $45 million (the "Second Installment") is to be paid one year after the settlement effective date, subject to possible earlier payments based on the merger and subsequent refinancing discussed below. If the Merger or a comparable transaction is consummated, the total settlement payment will be adjusted by a base increase of $5 million, which will be adjusted upward or downward by an amount consisting of $16,000 for each penny above or below $4.50 of merger consideration received in the transaction by the Company's stockholders per share of the Company's Common Stock and Class A Common Stock, together with interest from the settlement effective date to the payment date (the base increase, together with any adjustment thereto, collectively referred to as the "Adjustment"). Based on the market value of USA Waste Common Stock on March 27, 1995, the adjustment would be $5.8 million. Any amount by which the sum of the Second Installment and the Adjustment exceeds $50.6 million will be paid by John G. Rangos, Sr., Chairman and Chief Executive Officer of the Company. John G. Rangos, Sr. has also agreed to guarantee the Company's obligations to make certain payments in the Class Action Settlement in an amount not to exceed $15 million.

Synergy Associates has agreed, under the Derivative Action Settlement Agreement, to contribute to the Company the headquarters property presently leased by the Company from Synergy Associates, subject to assumption or discharge by the Company of an existing mortgage.

The Settlement Agreements will be subject to certain customary conditions, including court approval, and to the refinancing of the Company's principal borrowings. The current lending agreements of the Company restrict the Company from making the settlement payments without the consent of the lending groups. The terms of the Class Action Settlement Agreement also include a right to terminate the settlement based on appeals or opt-outs with respect to the Federal Class Action.

After the Company entered into the Settlement Agreements, the class and derivative plaintiffs entered into settlements with the Company's former independent auditors. The Company then entered into an agreement with the class plaintiffs to settle their claims against a group of underwriters of certain of the Company's securities offerings. The Company agreed to pay $0.3 million to the class plaintiffs to resolve these claims for which the underwriters sought indemnity from the Company.

The Company had recorded in 1992 and 1993, charges for unusual items of $10.9 million and $5.5 million, respectively, for legal and other costs related to the litigation. In 1994, the Company accrued $85.3 million for the cost of the settlements and $4.1 million for other litigation related costs. Of that total, $79.4 million was recorded as a charge to unusual items as a component of other income (expense) and $10 million to be paid from the proceeds of the Company's directors and officers liability insurance policy was recorded as a current asset and is included in accounts receivable-other at December 31, 1994.

While the Company believes the above-mentioned accruals and charges are adequate to provide for the settlement, certain of these amounts are estimates, and actual amounts will depend on the outcome of future events. If such estimated amounts are not adequate, additional charges against income would be made when such determinations are made.

PROPOSED MERGER WITH USA WASTE SERVICES, INC.

The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of November 28, 1994 (the "Merger Agreement"), pursuant to which the Company would become a wholly-owned subsidiary of USA Waste Services, Inc. ("USA Waste"), through the merger of an existing wholly-owned subsidiary of USA Waste with and into the Company (the "Merger"). The Merger Agreement provides, among other things, for each outstanding share of the Company's Common Stock and Class A Common Stock to be converted into .41667 of a share of USA Waste's Common Stock. Based upon the
15.7 million shares of the Company's Common Stock and the 51.1 million shares of its Class A Common Stock outstanding as of March 1, 1995, the Company's stockholders will collectively be issued approximately 27.8 million shares of USA Waste's Common Stock, representing approximately 55.2% of the total expected issued and outstanding shares of USA Waste's Common Stock after the Merger.

The Merger is subject to a number of conditions, including obtaining the approval of the stockholders of the Company and of USA Waste, final settlement of the shareholder litigation discussed above and certain other proceedings involving the Company, and obtaining any necessary regulatory waivers and approvals. See Item 1, "Business-Proposed Merger with USA Waste Services, Inc." It is anticipated that the Merger will be completed by June 30, 1995.

FINANCING ARRANGEMENTS WITH USA WASTE

Pursuant to requirements negotiated in connection with the Merger Agreement, USA Waste and the Company developed a plan for the financing of certain of the Company's obligations, including a $6.8 million obligation that was due in January 1995 and $70 million of the $85 million in payments required pursuant to the Settlement Agreements with respect to the shareholder litigation. The purpose of the financing plan, the requirements of which were imposed by the Company as a condition to proceeding with the negotiation and execution of the Merger Agreement, was to provide the Company with the ability to fund these payment obligations pending the Merger and in the event that the parties were subsequently unable or unwilling to proceed with the Merger. The financing plan was set forth in a letter agreement executed on December 19, 1994. To provide for the payment of the $6.8 million obligation, USA Waste agreed (i) to accelerate to January 30, 1995 the payment of $2.5 million on certain promissory notes owing by USA Waste to the Company with respect to a previous transaction and (ii) to enter into a letter of intent pursuant to which USA Waste would agree to acquire certain assets from the Company and make a deposit of $4.3 million to be applied against the purchase price for such assets. These payments were made and a letter of intent was executed providing for the purchase of certain assets, including a hauling company in Charlotte, North Carolina, and a landfill and a waste collection facility in Lake, Mississippi. The letter of intent will expire upon the Merger. In the event the Merger Agreement is terminated, the closing of the asset purchase will occur within 75 days after such termination. To provide for the funding of the initial $25 million settlement payment due upon final approval of the settlement of the shareholder litigation, USA Waste agreed to make an advance purchase of airspace rights at certain of the Company's landfills in the aggregate amount of $25 million. Such payment would be made within 30 days after final court approval of the Settlement Agreement and expiration of the applicable appeal period. To provide for the payment of the subsequent $45 million settlement payment on the shareholder litigation, USA Waste and the Company have agreed to negotiate an agreement for the purchase by USA Waste from the Company of an asset or group of assets or airspace rights mutually selected by USA Waste and the Company and having a fair market value of not less than $45 million. Payment of such amount is required not later than one year from the date of final court approval of the Settlement Agreements and the expiration of the applicable appeal period. In the event the Company completes a refinancing of its current indebtedness, including amounts due with respect to the shareholder litigation, USA Waste's obligation to finance the $45 million payment will lapse and USA Waste will have an option to require the Company to repurchase, and the Company will have an option to require USA Waste to sell, any unused airspace purchased in advance by USA Waste.

CREDIT FACILITIES AND REFINANCING

In July 1993, the Company executed comprehensive amendments to its bank credit facility (the "Credit Facility") and note purchase agreements under which the Company issued senior notes (the "Senior Notes"). The amendments to the Credit Facility and Senior Note agreements (collectively, as amended, the "Amended Agreements") included revisions to the terms and conditions of the original agreements and provided for additional terms and conditions with respect to future periods. The Company's lenders and bonding company were granted security interests in substantially all of the assets of the Company and an intercreditor agreement was executed among the Credit Facility banks, the Senior Note holders and the bonding company with respect to priority of interests in collateral and access to assets. In November 1994, the Company executed additional amendments (the "Amendments") to its Credit Facility and Senior Note agreements which included waivers (with respect to noncompliance of consolidated working capital and consolidated tangible net worth covenants attributable to the proposed settlement of the shareholder litigation and financial statement delivery covenants) and revisions to the terms and conditions of the Amended Agreements, principally with respect to payment terms and compliance covenants.

The Amendments provide that 90% of the $74.4 million scheduled payments previously due on July 1, 1995 may be deferred until July 1, 1996, with further deferral to December 31, 1996, at the Company's option, of up to 75% of the $95.5 million scheduled payments previously due on October 31, 1995 and December 30, 1995 and all of the $95.5 million scheduled payments due on October 31, 1996 and December 30, 1996. Certain of such scheduled payments due in 1995 and 1996 will be reduced by pro rata payments made prior to the scheduled payment dates. The non-deferred portion of these scheduled payments will be applied to reduce Senior Note obligations, industrial revenue bond obligations and letters of credit issued under the Credit Facility. The Amendments also provide that the remaining originally scheduled principal payments on the Senior Notes due after 1996 become due on December 31, 1996.

The Amendments require, however, that the Company reduce Senior Note and Credit Facility obligations by a total of $60 million, primarily through the payment of the non-deferred portions of the scheduled payments discussed above and other scheduled payments, between August 31, 1994 and December 31, 1995, of which $20 million was required to be paid by January 31, 1995. Of the $60 million, $23.7 million has been paid to date, with the January 1995 payment requirement having been satisfied. Portions of the remaining required payments are expected to be satisfied by currently available funds and operating cash flow; however, in the absence of the Merger and related refinancing of the Senior Note and Credit Facility obligations discussed below, the Company will need to refinance the Senior Note and Credit Facility obligations on a stand-alone basis or complete significant divestitures to satisfy any remaining payments. Under the Amendments, the Company is also required to pay to the holders of the Senior Notes and the Credit Facility banks, the amount by which its daily average unrestricted cash balance exceeds $40 million for any calendar month, and a minimum of 50% of the net proceeds from specified divestitures as permitted by the Amendments, which proceeds will be applied to the $60 million discussed above.

The Amendments also provide for the issuance to the Senior Note holders and Credit Facility banks, at nominal consideration, of shares of the Company's Class A Common Stock in the event the Company has not refinanced the Senior Note and Credit Facility obligations prior to October 1, 1995. On that date, additional shares equal to 4% of the Company's then issued and outstanding common stock would become issuable. Additional shares equal to 4% of the Company's then issued and outstanding common stock would also become issuable if the Company has not refinanced prior to April 1, 1996.

The Amendments contain financial covenants which require the Company to maintain minimum levels of tangible net worth, working capital and quarterly cash flows from operations. The Amendments also prohibit the incurrence of additional indebtedness and the payment of cash dividends, and limit annual cash capital expenditures.

The Company anticipates that the combined company will refinance substantially all of the indebtedness of Chambers and USA Waste, including the Senior Note and Credit Facility obligations of Chambers, before or at the time of the Merger. Upon any refinancing of the Senior Note and Credit Facility obligations, the Company expects to pay an early redemption premium to the Senior Note holders (the "Premium") based on the difference between the interest rates on the Senior Notes and an adjusted rate for U.S. Treasury securities having a similar maturity. Based on interest rates on U.S. Treasury securities at December 31, 1994, if the refinancing were to occur on June 30, 1995, management's estimate of the approximate date of the Merger, the Premium would be approximately $7.0 million.

The Amendments also require payment of escalating extension fees by the Company to the Senior Note holders and Credit Facility banks, based upon the principal amounts outstanding as of the beginning of each calendar quarter, until such time as the existing debt under these agreements has been retired. Such extension fees are expected to aggregate approximately $0.7 million through June 30, 1995.

The amounts shown above for the extension fees and the Premium are estimates, and the final amounts will depend on the date of the refinancing and the actual principal amounts outstanding under the Senior Notes during that period. The estimated extension fees and the Premium are being charged to interest expense through the period ending June 30, 1995. At December 31, 1994, the Company had accrued a total of $1.2 million related to the Premium. In addition, a fee of approximately $0.7 million paid upon execution of the Amendments was charged to interest expense in 1994.

In the event the Merger is not consummated, the Company intends to seek refinancing for its Senior Note and Credit Facility obligations. It is anticipated that such refinancing could be completed by September 30, 1995; however, management of the Company believes that such refinancing would not be available to the Company on a stand-alone basis without significant dilution to the stockholders of the Company. If a refinancing were to occur on September 30, 1995, the Premium amount would be approximately $5.5 million. In addition, $0.9 million of additional extension fees would be incurred.

In the event that the Merger is not consummated, the Company would necessarily undertake a series of actions to provide for liquidity and funding of the Settlement Agreements. The Company has the ability to abandon the Settlement Agreements in the absence of funding sufficient to comply with the payment obligations. However, it is the intention of the Company, should the Merger not be consummated, to seek a refinancing and to delay the funding of the Settlement Agreements rather than abandon such agreements.

The Company believes that a refinancing cannot be obtained in the absence of a settlement of the shareholder litigation. While the Company has, under certain circumstances, alternate available financing through a funding agreement with USA Waste in an amount sufficient to satisfy the Company's obligations under the Settlement Agreements, actual payments under such funding agreement remain subject to the consent of the Company's current lending group. In the alternative, the Company could delay the implementation of the shareholder litigation settlement until refinancing has been obtained.

In the absence of a settlement of the shareholder litigation and a refinancing of the Senior Note and Credit Facility obligations, the Company would be compelled to implement an action plan to ensure continuing liquidity. The steps that would be necessary with respect to liquidity would include a reduction in discretionary capital expenditures with respect to current transfer station and methane recovery projects. Capital expenditures for vehicle and heavy equipment purchases would be reduced to a maintenance level, or otherwise deferred, and the Company would employ lease financing programs, to the extent available, for certain equipment, in substitution for capital expenditure programs currently planned. The Company would also resume and accelerate its divestiture program with respect to non-core assets and operations. As an additional step, the Company would endeavor to accelerate remaining tax refunds and to substitute surety bond programs where permitted, with respect to closure and post-closure bond requirements, for cash collateral programs presently in place in certain jurisdictions.

Should the Merger not be consummated, management of the Company believes that the foregoing plan of action would be adequate to maintain compliance with the covenants and payment obligations under its Senior Note and Credit Facility obligations through December 31, 1995, and would provide a sufficient period of time to achieve a refinancing, which in turn would permit the implementation of the settlement of the shareholder litigation. As indicated above, the Amendments provide that deferred payments previously due on July 1, 1995 may be deferred until July 1, 1996, with other deferred payments becoming due in December 1996, and with the remaining originally scheduled payments due after 1996 becoming due on December 31, 1996. With the bulk of the Company's long-term obligations becoming due in the second half of 1996 under the Amendments, the liquidity of the Company would be adversely affected if the Merger were not consummated or a refinancing or modification of the current lending agreements were not achieved in a timely fashion.

CASH FLOW

Cash and cash equivalents decreased to $23.5 million at December 31, 1994, as compared to $44.6 million and $45.9 million at December 31, 1993 and 1992, respectively. The Company's working capital decreased to a deficit of $12.2 million at the end of 1994 from a positive $30.1 million and $52.6 million at the end of 1993 and 1992, respectively. The decrease in working capital reflects, in part, significant reductions made to the Company's long-term obligations and increases in current maturities of long-term obligations.

Cash provided by operating activities was $32.1 million in 1994 and $35.9 million in 1993, representing a significant improvement from the $12.1 million provided in 1992. Included in operating activities were $5.0 million, $17.3 million and $26.2 million of tax refunds for 1994, 1993 and 1992, respectively.

Investing activities include cash proceeds of $3.2 million in 1994, $53.1 million in 1993 and $35.5 million in 1992 realized from the disposition of assets. In 1993 and 1994, the Company completed a series of asset sales to various parties in conjunction with its divestiture program and in 1992 sold its security services business (see Note E to the consolidated financial statements). Investing activities in 1994 also reflect $17.9 million in net escrow activity, primarily related to the receipt of $11.3 million in cash from divestiture proceeds that were held in escrow at the end of 1993.

During 1994 and 1993, capital expenditures totaled $39.8 million and $38.1 million, respectively, a substantial reduction from the $132.8 million used for capital and acquisition expenditures in 1992. Included in 1992 was $20.9 million for the acquisition of eight hauling companies and property and permit rights related to two landfills. In addition, 1992 included a higher level of landfill construction activity as compared with 1993 and 1994, as a number of landfill sites previously under development were constructed.

Cash used in financing activities included $35.3 million, $60.7 million and $55.4 million of principal payments on long-term obligations in 1994, 1993 and 1992, respectively. In addition, 1993 included the receipt of $10.2 million previously used in 1992 as cash collateral to support certain of the Company's business activities, which were collateralized in 1993 by letters of credit.

CAPITAL EXPENDITURES

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

However, additional cash is required later in the life cycle of a landfill to fund closure and post-closure costs. Therefore, it is important for the Company to increase the volume received in each landfill as soon as possible after commencement of operations.

Management believes that the operations of the existing sites plus a combination of existing cash and asset sales will support the operational requirements of the Company, including the construction of additional cells for the receipt of waste. Funds supporting those sites which the Company has under development have previously been generated from capital markets and through project financing from industrial revenue bond sources. Over the past three years, however, the Company's access to capital markets for purposes of new development has been restricted. Management believes the proposed Merger with USA Waste will open capital markets that will enable new landfill development as well as continued development of existing sites. However, should the proposed Merger not be consummated, development of additional new landfill sites will be limited.

Historical Capital Expenditures. Construction and development expenditures of $26.9 million in 1994, $26.7 million in 1993, and $81.1 million in 1992 were related principally to the various phases of the permitting, design and construction of new landfill sites and the expansion of existing sites. During 1993, the Company opened a landfill in Amelia County, Virginia. During 1992, the Company opened landfills in Atlanta, Georgia, and Allegany County, Maryland, and acquired a landfill in Okeechobee County, Florida, having incurred expenditures with respect to such sites in 1992 and prior years.

Capital equipment additions of $10.9 million in 1994, $11.0 million in 1993 and $25.6 million in 1992 include the purchase of equipment for the Company's intermodal rail transportation system and the lease buyouts of vehicles and equipment.

Other property and equipment additions of $2.0 million in 1994, $0.4 million in 1993 and $5.2 million in 1992 were made for buildings, building improvements, furniture and fixtures, computer equipment and other assets.

The Company also invested $20.9 million in the acquisition of waste services businesses in 1992.

CAPITAL EXPENDITURES, 1995

The Company anticipates that approximately $33 million will be expended in 1995 for construction and development activities. The anticipated capital expenditures are principally for construction of disposal capacity at existing landfills. The Company anticipates that it will also spend approximately $10 million for vehicles and equipment during 1995. However, if the Company is unable to generate the anticipated levels of proceeds from asset sales and cash flow from operations, or if the proposed Merger with USA Waste is not consummated, the level of 1995 capital expenditures will be limited.

ENVIRONMENTAL MATTERS

Revisions to regulations under Subtitle D of RCRA, which were promulgated by the EPA in October 1991, established guidelines for the design, construction and operation of environmentally sound waste disposal facilities. These revisions generally became effective in October 1993, other than with respect to groundwater monitoring requirements which will be phased in over a five-year period, and financial responsibility requirements which are scheduled to become effective in April 1995. The Company anticipates that, in the near-term, it will continue to experience the discount pricing of landfill airspace by competitors, as facilities that anticipate the cessation of operations seek to maximize the utilization of current airspace prior to their closure.

More stringent regulation, while requiring greater expenditures, is expected to increase opportunities for the Company and others who have landfills that comply with these regulations, as noncomplying landfills have been and will be required, under the Company's interpretation of current legislation, to cease operations. The Company expects, however, that certain of the older, less environmentally secure landfills operated by its competitors will continue to operate in 1994 and beyond, depressing market prices for solid waste disposal in the interim.

The Company's principal development efforts from 1987 through 1994 have been in the creation of permitted landfill disposal capacity, with the design, operation and construction of environmentally sound facilities to serve its customers on a long-term basis. Since 1987, the Company had advanced its program of site development, moving from a level of 10 million tons of permitted airspace capacity in 1987 to 191 million tons of remaining permitted airspace capacity in 1994, which includes 60 million tons of permitted airspace related to two permitted but undeveloped landfill projects. The strategic direction of the Company's efforts has been consistent with the industry trend of the closure of landfill sites which do not provide adequate protection for the environment and the creation of sound disposal facilities which minimize the risk to the environment from contamination.

The Company has made every effort to meet the numerous regulatory challenges facing the waste services industry, and management believes that the Company will not experience a long-term negative impact from the implementation of the regulations under Subtitle D of RCRA. Current landfill design and construction by the Company have been performed in compliance with state regulations and in anticipation of the federal requirements. The Company's South Carolina landfills have permit expansion applications pending which will meet the revisions to Subtitle D of RCRA but currently operate in disposal areas that comply with current state regulations but which are not in compliance with Subtitle D.

The Company's operation within the environmental services industry also subjects it to future financial obligations with regard to closure and post-closure monitoring and site maintenance costs associated with the solid waste landfills its operates. The Company's engineers estimate such costs based on the technical requirements of the EPA's Subtitle D regulations and the proposed air emissions standards under the Clean Air Act, as they are being applied on a state-by-state basis.

Final closure and post-closure monitoring and site maintenance costs represent the costs related to cash expenditures to be incurred after a landfill ceases to accept waste and closes. Such costs include final capping of the site and site inspections, groundwater monitoring, leachate management, methane gas control and maintenance costs to be incurred for up to 30 years after the facility closes. Final closure and post-closure monitoring and site maintenance costs are estimated to be approximately $140 million at the time all Company landfills have reached their respective capacity. The accrual for these costs is recorded as airspace at the respective landfill site is consumed.

In addition, the Company expects to incur other closure costs, principally related to capping and methane gas control activities, during the operating lives of the landfill sites. The accrual for these costs is also recorded as airspace at the respective landfill site is consumed.

As of December 31, 1994, accrued liabilities for all closure and post-closure monitoring and maintenance costs totaled $25.6 million, of which $1.5 million is classified as a current liability in the accompanying condensed consolidated balance sheets. The Company periodically reviews and updates the underlying assumptions used to determine such estimates and, accordingly, the estimate of total projected costs is subject to periodic revision and adjustment.

RESULTS OF OPERATIONS

On December 11, 1992, the Company completed the sale of its security services business. The following discussion excludes the operational activity and results of the security services business, which has been included in the accompanying consolidated financial statements as discontinued operations.

The following table sets forth the items in the consolidated statements of operations as a percentage of revenues, and the percentage change in dollar amounts of the items compared to previous years.

                                                                                 PERCENTAGE
                                                                            INCREASE (DECREASE)
                                                                            -------------------
                                                   YEAR ENDED DECEMBER 31,    1994      1993
                                                   ----------------------    COMPARED  COMPARED
                                                   1994     1993     1992    TO 1993   TO 1992
                                                   ----     ----     ----    --------  --------
Revenues........................................   100%     100%     100%        (11)%     (2)%
Costs and Expenses
  Operating.....................................    70       67       70          (8)      (6)
  General and administrative....................    10        8       13           6      (39)
  Depreciation and amortization.................    15       14       13         (10)       9
  Unusual items--operations.....................     3       (4)      15          --       --
                                                   ----     ----     ----
Income (Loss) from Operations...................     2       15      (11)         --       --
Unusual items--shareholder litigation
  settlement and other litigation related
  costs.........................................   (31)      (2)      (4)      1,344      (49)
Other income, primarily interest................     1        1        2         (48)     (45)
Interest expense................................    (9)     (10)     (10)        (18)      (8)
                                                   ----     ----     ----
Income (Loss) from Continuing Operations Before
  Income Taxes..................................   (37)       4      (23)         --       --
Income Tax Provision (Benefit)..................    (2)       1        1          --       21
                                                   ----     ----     ----
Income (Loss) from Continuing Operations........   (35)%      3%     (24)%        --       --
                                                   ====     ====     ====

REVENUES

The following table sets forth the components of revenue change for each of the three years in the period ended December 31, 1994:

                                                                1994     1993     1992
                                                                ----     ----     ----
        Price...............................................     (3)%     (1)%      2%
        Volume..............................................     (3)       4       10
        Acquisitions........................................     --       --        6
        Divestitures........................................     (5)      (5)      --
                                                                ----     ----     ----
        Total                                                   (11)%     (2)%     18%
                                                                ====     ====     ====

The following table sets forth revenues of the Company by each of the principal lines of ongoing business and for divested businesses for each of the three years in the period ended December 31, 1994 (dollar amounts in thousands):

                                                                                    PERCENTAGE
                                               YEAR ENDED DECEMBER 31,         INCREASE (DECREASE)
                                           --------------------------------    --------------------
                                                                                 1994        1993
                                                                               COMPARED    COMPARED
                                             1994        1993        1992      TO 1993     TO 1992
                                             ----        ----        ----      --------    --------
Collection Services.....................   $106,206    $122,444    $126,726       (13)%        (3)%
Disposal Services (Landfills)...........     83,526      78,992      66,705         6          18
Transfer Stations.......................     50,882      55,316      56,404        (8)         (2)
Incinerator.............................      9,589       9,691       6,391        (1)         52
Recycling Services......................      6,463       6,117       6,214         6          (2)
Divested Businesses.....................      1,323      15,921      31,870       (92)        (50)
                                           --------    --------    --------
Total...................................   $257,989    $288,481    $294,310       (11)         (2)
                                           ========    ========    ========

1994. Revenues for 1994 decreased by $30.5 million to $258.0 million from $288.5 million during 1993, due in part to the sale of businesses as part of the Company's divestiture program. During 1993 and 1994, the Company sold six collection and hauling operations, one transfer station, one recycling operation and one landfill, with a resulting decrease in revenues attributable to those operations of $14.6 million in 1994 from 1993.

In addition, both collection and disposal revenues for 1994 were reduced as a result of contract renegotiations and terminations. The Company's previous contract with Bergen County, New Jersey, to dispose of that county's solid waste either to a Company landfill or to the Essex County, New Jersey, incinerator also included the transportation and disposal of ash generated by the Essex County incinerator. In December 1993, the Company was awarded a new three-year agreement at a reduced rate from the prior contract for the disposal of the municipal solid waste from Bergen County, New Jersey, commencing on March 1, 1994. The contract for the transportation and disposal of ash generated by the Essex County incinerator was awarded to a competitor effective March 16, 1994. The Company also had provided disposal and transportation of solid waste from Union County, New Jersey, under contracts which expired in December 1993. In addition, in October 1993, the New Jersey Department of Environmental Protection and Energy approved the Passaic County Utilities Authority's contract redirecting the county's solid waste to a competitor's landfill for a two-year period commencing on December 1, 1993. As a result, the Company no longer receives waste under its contract with the Passaic County Utilities Authority. As a result of these contract renegotiations and terminations, the Company's 1994 revenues related to the New Jersey activities decreased to $16.6 million from $50.3 million for 1993, and the loss from operations related to these activities totaled $1.6 million in 1994 as compared to income from operations of $12.4 million for 1993. Management believes that progress has been made in replacing a portion of such waste streams, although at lower operating margins than the terminated contracts, and efforts will continue toward increasing the Company's customer base and marketing of its special waste programs.

Landfill revenues for 1994 increased by $4.5 million, or 6%, which was primarily attributable to increased volume at the Company's landfill in Okeechobee County, Florida, as a result of a transportation and disposal agreement with Reuter Recycling of Florida, Inc. and new waste volume at the Company's landfill in Amelia County, Virginia, which opened in May 1993. Landfill revenues were enhanced by additional special waste volume, which consists of nonhazardous waste materials such as sewage sludges, contaminated soils, incinerator ash and certain industrial residues. Due to intense competitive pressures within the industry, landfill volume growth was partially offset by reduced pricing at certain of the Company's landfills.

Transfer station revenues decreased $4.4 million during 1994 to $50.9 million compared to $55.3 million during 1993, due primarily to a rate reduction resulting from the sale but continued operation of the two Morris County, New Jersey, transfer stations on December 31, 1993, and partially offset by increased revenues at the Columbia, South Carolina, and Hunterdon County, New Jersey transfer stations. The Morris County transfer station operations generated revenues of $35.6 million, including $4.0 million in revenues deferred from 1993, and income from operations of $12.2 million in 1994; however, it is expected to generate annual revenues of approximately $11 million in each of 1995 and 1996, provided that the County's long-term solid waste system is not yet in operation.

1993. Revenues for 1993 decreased by $5.8 million to $288.5 million from $294.3 million for 1992, principally as a result of the sale of certain businesses as part of the Company's divestiture program. As discussed below, the Company sold its two transfer stations in Morris County, New Jersey, on December 31, 1993. In addition, during 1993 the Company sold six collection and hauling operations, one transfer station and one landfill, with a resulting decrease in revenues attributable to those operations of $15.4 million in 1993 from 1992.

Landfill revenues for 1993 increased by $12.3 million, or 18%, which was primarily attributable to the full period operations and increased waste streams at the newly constructed landfills in Amelia County, Virginia, Allegany County, Maryland, and Atlanta, Georgia, and the acquisition of a landfill in Okeechobee County, Florida, during 1992. Landfill revenues were also enhanced by additional special waste volumes resulting from the Company's increasing emphasis on the disposal of special wastes.

Revenues for 1993 also reflect a $3.3 million, or 52%, increase in medical and special waste revenues from the operation of the Hampton County, South Carolina, incinerator, which also benefited from the Company's increased emphasis on the special waste market (see "Unusual Items--Operations").

Revenues for 1993 were reduced, however, by a decrease in waste volume from the Company's New York City sludge contract and a decrease in waste volume from the Company's New Jersey municipal customers, which redirected portions of their solid waste to the Essex County, New Jersey, waste-to-energy incinerator and reduced their solid waste volume as a result of the state's recycling program.

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

OPERATING COSTS AND EXPENSES

Operating costs and expenses, which decreased by $14.8 million to $179.5 million from $194.3 million, increased as a percentage of revenues in 1994 to 70% as compared with 67% in 1993.

During 1993 and 1994, the Company sold certain operations with a resulting decrease in operating costs and expenses attributable to those operations of $12.6 million in 1994. In addition, costs for disposal of waste at third-party landfills and transportation expenses were reduced as a result of continued emphasis on the utilization of internal disposal capacity and the decrease in waste volume received by the Company from the Essex County, New Jersey, incinerator, as previously discussed, and the Company's New York City sludge contract. Further reductions in operating expenses resulted from lower landfill closure and post-closure rates resulting from increases to projected airspace for future expansions of existing landfill sites, partially offset by volume increases at the Company's landfills.

During 1993, the Company experienced a reduction in costs for disposal of waste at third-party landfills as compared with 1992. The reduction in these costs, which reflects the increased emphasis on the utilization of internal disposal capacity, was, however, partially offset by an increase in community host fees resulting from the redirection of waste to Company-owned landfills. In addition, operating costs and expenses for 1993 reflect an increase in subcontract hauling expense resulting from increased special waste volume at the Hampton County, South Carolina, incinerator.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased as a percentage of revenues to 10% for 1994 as compared to 8% during 1993, while increasing in dollar amount by $1.6 million. The dollar increase in 1994 principally reflects a $2.3 million charge for charitable contributions, offset partially by the continued benefit of the Company's reorganization efforts in 1992, 1993 and late 1994. Further reorganization efforts during 1995 are expected to reduce general and administrative expenses in future periods. In the fourth quarter of 1994, the Company elected early adoption of Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made." The new standard requires, among other things, the recognition of the fair value of contributions made, including unconditional promises to give, in the period in which the contribution is made or unconditional promise is given. Prior to adoption, the Company had recognized contributions made or unconditional promises to give in the period the contribution was paid. On December 29, 1994, the Company made unconditional promises to contribute $3 million to certain charitable organizations, payable in annual installments of $0.5 million over the next six years; accordingly, the Company recorded a charge to general and administrative expense of $2.3 million, representing the present value of these obligations.

As anticipated, general and administrative expenses declined in 1993 compared with 1992, due largely to the full year benefit of the Company's reorganization efforts. During 1992, management implemented a reorganization of its corporate and regional staffing levels, having determined that the emphasis on internal growth through the utilization of disposal capacity for which permits have been issued would not require the same levels of administrative personnel that existed previously. These reduced expenses include compensation as well as travel and professional fees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased as a percentage of revenues to 15% in 1994 from 14% in 1993 and 13% in 1992, while decreasing by $4.2 million in 1994 from 1993 and increasing by $3.4 million in 1993 from 1992. The 1994 dollar decrease reflects the sale of certain of the Company's operations and the effect of increases to projected airspace resulting from future expansions of existing landfill sites, partially offset by higher landfill construction cost amortization associated with volume increases at the Company's landfills. The increase in 1992 reflects higher landfill construction cost amortization associated with volume increases at the Company's landfills, partially offset by the effects of increases to projected airspace resulting from future expansions of existing landfill sites.

UNUSUAL ITEMS--OPERATIONS

As previously discussed, in 1992 and the first half of 1993, the Company was not in compliance with certain covenants of its various long-term borrowing agreements and commenced the restructuring of its principal credit facilities and surety arrangements. In addition, the Company undertook significant steps to reorganize its corporate and regional activities. The Company also decided to divest certain businesses that did not meet strategic and performance objectives and not to pursue certain development activities.

In 1994, the Company recorded charges of $3.4 million for losses on asset divestitures including $1.1 million to adjust a prior year estimate of the loss on divestiture of a hauling, recycling and transfer station operation, and $2.3 million related to the estimated future loss on a municipal contract. Effective March 1, 1994, the Company was awarded a three-year contract for the transportation and disposal of municipal solid waste with, at the customer's option, two one-year extension periods beyond February 28, 1997. The costs of operating the contract have been greater than originally estimated and, since inception, the contract has been generating an operating loss. Operational changes and improvements implemented during 1994 did not sufficiently reduce operating costs. As a result, the Company has estimated it will incur operating losses of approximately $2.3 million through the remaining two-year term of the contract, and the two one-year extension periods, in order to satisfy the service requirements of the contract and accordingly has accrued such amount. In 1994, the Company also reversed prior year provisions for losses on divestitures and contractual commitments of $3.6 million, including $2.0 million previously recorded for expected losses to be incurred on a municipal contract with respect to which the Company was able to negotiate an early termination and $1.0 million of excess reserve related to the sale in 1994 of a recycling operation and certain real estate.

In addition, in 1994 the Company recorded net charges of $8.2 million for asset impairments and abandoned projects. That amount included a fourth quarter charge of $7.0 million to reduce the carrying value, as of December 31, 1994, of the Company's medical, special and municipal waste incinerator facility to its estimated net realizable value. The amount of the charge was measured as the difference between the carrying value of long-term assets, principally property, plant and equipment and intangible assets, and the estimated fair value of the assets based on the present value of future cash flows discounted at 12%. The adjustment was based on a review conducted in the fourth quarter which determined there had been a permanent decline in the value of the facility, based on the conclusion that the Company could not recover its investment through future operations, given current and forecasted pricing, waste mix and capacity trends as well as recently proposed regulations with respect to medical waste incinerator facilities and general declines in the value of waste incinerator businesses. During 1994, the Company also reached a favorable settlement of previously reported litigation related to certain contracts entered into with respect to the purchase by the Company of a landfill and the prior purchase of a waste collection and hauling company. The settlement amount is included as a credit to unusual items and includes receipt by the Company of $1.2 million in cash and the forgiveness of all remaining non-compete payments totalling $0.5 million that were to have been paid by the Company to various individuals in 1994, 1995 and 1996. The remaining charge of $3.0 million represents changes in prior year estimates for certain asset impairments and abandoned projects. In addition, the Company recorded a charge of $0.8 million primarily relating to severance benefits paid to employees terminated as part of the Company's continued reorganization. With the exception of the $1.2 million litigation settlement received by the Company and the $0.8 million payment of severance benefits, there was no cash flow effect to these unusual charges.

During 1993, the Company sold certain businesses as part of its divestiture program, which resulted in a net gain of $20.7 million. The Company also recorded charges of $8.7 million for losses on asset divestitures and contractual commitments including (i) $3.2 million related to the municipal contract discussed above, (ii) $3.2 million related to the recycling operation and real estate sold in 1994 and (iii) $2.1 million related to a hauling, recycling and transfer station held for sale. In addition, the Company reversed prior year provisions of $6.6 million for losses on divestitures for businesses that were subsequently retained.

In 1993, the Company also recorded charges of $4.9 million, consisting of $2.0 million for impaired assets and $2.9 million for abandoned projects. Additionally, there were charges in 1993 of $1.6 million for special directors and officers insurance premiums and $0.3 million for severance benefits paid to employees terminated in connection with the corporate and regional restructuring.

In 1992, the Company recorded a charge of $10.5 million for anticipated losses on planned asset divestitures and contractual commitments and recorded a charge of $12.4 million for asset impairments and abandoned projects. There was no cash flow effect for these unusual charges.

In addition, the Company recorded charges of $10.4 million in 1992 for financing and professional fees primarily related to the restructuring of its principal credit facilities and surety arrangements. The Company also recorded a charge of $7.1 million for special directors and officers insurance premiums as a result of the shareholder litigation and charges of $3.8 million related to the reorganization of its corporate and regional operations. The latter charges were for employee severance, relocation and related transition costs, costs to close certain facilities and other related costs.

UNUSUAL ITEMS--SHAREHOLDER LITIGATION SETTLEMENT AND OTHER LITIGATION RELATED COSTS

Other income (expense) includes charges of $79.4 million, $5.5 million and $10.9 million for the years ended December 31, 1994, 1993 and 1992, respectively. The charge in 1994 consists of $75.3 million for the shareholder litigation settlement and $4.1 million for legal and other related costs. The charges in 1993 and 1992 are for legal and other costs related to the shareholder litigation.

OTHER INCOME

Other income, primarily interest, decreased to $1.8 million in 1994 from $3.6 million in 1993 and $6.5 million in 1992, due primarily to the use of funds for debt reductions and capital expenditures, as well as the reduction in market interest rates during 1993.

INTEREST EXPENSE

Interest expense decreased to $23.8 million in 1994 from $29.2 million in 1993 and $31.6 million in 1992. Interest expense in each period was less than total interest charges as a result of interest capitalization related to the Company's development of landfills. Capitalized interest totaled $3.0 million, $3.5 million and $6.7 million during 1994, 1993 and 1992, respectively. Interest costs, excluding the effect of capitalized interest, decreased to $26.8 million during 1994 as compared with $32.6 million in 1993 and $38.3 million in 1992. The decrease in interest costs is attributable primarily to the reduced level of debt outstanding.

INCOME TAXES

The income tax benefit for 1994 reflects the effect of a tentative agreement with the Internal Revenue Service regarding the tax treatment of certain costs and expenses deducted for financial statement purposes in open tax years and results from an adjustment to the estimated tax effect of the Company's financial statement restatement in 1991. The provision for income taxes for 1993 reflects the benefit of estimated temporary differences and includes $0.5 million of additional state income tax related to the gain on sale of the Company's collection, hauling and landfill operations in Indiana. The provision for income taxes for 1992 results primarily from limitations imposed on the net operating loss carrybacks for federal and state income tax purposes. The Company estimates its tax net operating loss carryforwards at December 31, 1994 to be approximately $232 million, the majority of which expire in 2007. The potential benefits of unused tax net operating loss carryforwards have not been recognized in the accompanying financial statements because management has not concluded that realization of such benefits is more likely than not.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," using an asset and liability approach. That statement supersedes SFAS No. 96 which was adopted by the Company in 1988. There was no effect on the Company's financial statements upon adoption of the new standard using the cumulative effect method.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                        PAGE
                                                                                        ----
Financial Statements:
  Consolidated Statements of Operations for the Years Ended December 31, 1994,
     1993 and 1992...................................................................    33
  Consolidated Balance Sheets, December 31, 1994 and 1993............................    34
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1994,
     1993 and 1992...................................................................    36
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
     1994, 1993 and 1992.............................................................    37
  Notes to Consolidated Financial Statements.........................................    38
Report of Independent Auditors.......................................................    59

                       CHAMBERS DEVELOPMENT COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1994         1993         1992
                                                                ----         ----         ----
REVENUES...................................................   $257,989     $288,481     $294,310
COSTS AND EXPENSES
  Operating................................................    179,542      194,355      206,761
  General and administrative...............................     24,796       23,210       37,853
  Depreciation and amortization............................     37,568       41,764       38,363
  Unusual items--operations................................      8,863      (11,851)      44,291
                                                              --------     --------     --------
Income (Loss) from Operations..............................      7,220       41,003      (32,958)
OTHER INCOME (EXPENSE)
  Unusual items--shareholder litigation settlement and
     other litigation related costs........................    (79,400)      (5,500)     (10,853)
  Other income, primarily interest.........................      1,848        3,563        6,509
  Interest expense.........................................    (23,843)     (29,163)     (31,628)
                                                              --------     --------     --------
Income (Loss) from Continuing Operations Before Income
  Taxes....................................................    (94,175)       9,903      (68,930)
Income Tax Provision (Benefit).............................     (3,931)       1,600        1,325
                                                              --------     --------     --------
Income (Loss) from Continuing Operations...................    (90,244)       8,303      (70,255)
DISCONTINUED OPERATIONS
  Loss from operations.....................................         --           --       (1,407)
  Gain on sale of assets...................................         --           --          939
                                                              --------     --------     --------
Net Income (Loss)..........................................   $(90,244)    $  8,303     $(70,723)
                                                              ========     ========     ========
INCOME (LOSS) PER COMMON SHARE
  Continuing operations....................................   $  (1.35)    $    .12     $  (1.05)
  Discontinued operations..................................         --           --         (.01)
                                                              --------     --------     --------
  Net Income (Loss)........................................   $  (1.35)    $    .12     $  (1.06)
                                                              ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                       CHAMBERS DEVELOPMENT COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1994          1993
                                                                         ----          ----
                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents........................................     $ 23,548      $ 44,553
  Accounts receivable
     Trade, less allowances of $1,383 and $1,062, respectively.....       28,961        28,573
     Other.........................................................       13,673         2,977
  Inventories and prepaid expenses.................................        5,281         4,751
  Divestiture proceeds and other funds held in escrow..............        2,210        11,287
  Net assets held for sale.........................................        9,298        11,030
  Other current assets.............................................        1,795         5,334
                                                                       ---------     ---------
Total current assets...............................................       84,766       108,505
                                                                       ---------     ---------
PROPERTY AND EQUIPMENT
  Land, primarily landfill sites...................................      345,900       312,886
  Vehicles and equipment...........................................      108,133       107,183
  Other............................................................       24,759        23,290
  Construction in progress.........................................       34,391        42,382
                                                                       ---------     ---------
                                                                         513,183       485,741
  Less accumulated depreciation and amortization...................      158,755       128,730
                                                                       ---------     ---------
Property and equipment--net........................................      354,428       357,011
                                                                       ---------     ---------
OTHER ASSETS
  Funds held for escrow requirements and construction..............       23,506        31,954
  Intangible assets................................................       15,811        21,995
  Other............................................................        9,987        14,157
                                                                       ---------     ---------
Total other assets.................................................       49,304        68,106
                                                                       ---------     ---------
                                                                        $488,498      $533,622
                                                                       =========     =========

                       CHAMBERS DEVELOPMENT COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1994          1993
                                                                         ----          ----
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term obligations......................    $  46,465     $  29,748
  Trade accounts payable...........................................       10,889         9,344
  Accrued liabilities..............................................       34,751        30,709
  Deferred revenue.................................................        4,881         8,637
                                                                       ---------     ---------
Total current liabilities..........................................       96,986        78,438
                                                                       ---------     ---------
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES.....................      211,016       261,803
ACCRUED SHAREHOLDER LITIGATION SETTLEMENT..........................       75,300            --
OTHER NONCURRENT LIABILITIES.......................................       41,264        39,208
COMMITMENTS AND CONTINGENCIES......................................           --            --
STOCKHOLDERS' EQUITY
  Preferred Stock--authorized 10,000,000 shares; no par value;
     no shares issued..............................................           --            --
  Class A Common Stock--authorized 100,000,000 shares; par value
     $.50 per share; issued 50,829,559 and 50,742,377 shares,
     respectively..................................................       25,415        25,371
  Common Stock--authorized 50,000,000 shares; par value $.50 per share; convertible into Class A Common Stock; issued
     16,329,168 and 16,415,750 shares, respectively................        8,165         8,208
  Additional paid-in capital.......................................      395,121       395,119
  Accumulated deficit..............................................     (360,619)     (270,375)
                                                                       ---------     ---------
                                                                          68,082       158,323
  Treasury stock, at cost--Class A Common Stock, 400 shares;
     Common Stock, 369,200 shares..................................       (4,150)       (4,150)
                                                                       ---------     ---------
Total stockholders' equity.........................................       63,932       154,173
                                                                       ---------     ---------
                                                                       $ 488,498     $ 533,622
                                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

                       CHAMBERS DEVELOPMENT COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1994         1993         1992
                                                              ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations................    $(90,244)    $  8,303     $ (70,255)
Adjustments to reconcile to net cash provided by
  continuing operations
  Depreciation and amortization.........................      37,568       41,764        38,363
  Unusual items.........................................      88,580       (7,618)       42,112
  Deferred income taxes.................................          --           --        12,000
  Provision for doubtful accounts.......................       1,447          839           454
  Interest earned on escrowed funds.....................        (415)        (878)       (2,844)
  Change in assets and liabilities, net of effects of
     divestitures
     Accounts receivable................................     (11,629)      (3,085)          749
     Refundable taxes...................................        (659)      16,049        12,495
     Accounts payable and accrued liabilities...........       1,622      (20,330)      (13,608)
     Deferred revenue...................................      (3,756)      (7,169)       (9,018)
     Other assets and liabilities.......................       8,285        9,476         4,008
  Other.................................................       1,349          666         3,578
                                                            --------     --------     ---------
Net cash provided by continuing operations..............      32,148       38,017        18,034
Net cash used in operating activities of discontinued
  operations............................................          --       (2,148)       (5,885)
                                                            --------     --------     ---------
Net cash provided by operating activities...............      32,148       35,869        12,149
                                                            --------     --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures....................................     (39,802)     (38,085)     (111,869)
Acquisition of businesses...............................          --           --       (20,916)
Proceeds from disposition of assets.....................       3,249       48,595        12,575
Purchases of marketable securities......................          --           --       (18,491)
Maturities and sales of marketable securities...........          --           --        68,840
Decrease (increase) in funds held in escrow.............      17,940         (404)       32,933
Other...................................................       1,399         (603)        1,150
Proceeds from sale of discontinued operations...........          --        4,500        22,930
Other net investing activities of discontinued
  operations............................................          --           --        (3,258)
                                                            --------     --------     ---------
Net cash (used in) provided by investing activities.....     (17,214)      14,003       (16,106)
                                                            --------     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term note payments................................          --           --       (10,000)
Principal payments on long-term obligations.............     (35,312)     (60,669)      (55,388)
Proceeds from issuance of long-term obligations.........          --           --        21,100
Funds provided by (used for) replacement of letters of
  credit................................................          --       10,243       (10,243)
Other...................................................        (627)        (792)       (1,626)
Net financing activities of discontinued operations.....          --           --          (506)
                                                            --------     --------     ---------
Net cash used in financing activities...................     (35,939)     (51,218)      (56,663)
                                                            --------     --------     ---------
Net decrease in cash and cash equivalents...............     (21,005)      (1,346)      (60,620)
Cash and cash equivalents at beginning of year..........      44,553       45,899       106,519
                                                            --------     --------     ---------
Cash and cash equivalents at end of year................    $ 23,548     $ 44,553     $  45,899
                                                            ========     ========     =========

   The accompanying notes are an integral part of these financial statements.

                       CHAMBERS DEVELOPMENT COMPANY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                          THREE YEARS ENDED DECEMBER 31, 1994
                                               ----------------------------------------------------------
                                                CLASS A              ADDITIONAL
                                                COMMON     COMMON     PAID-IN      ACCUMULATED    TREASURY
                                                 STOCK     STOCK      CAPITAL        DEFICIT       STOCK
                                                 -----     -----      -------        -------       -----
BALANCE AT JANUARY 1, 1992..................   $25,358    $8,217      $394,986     $(207,955)     $(4,150)
Exchange of Common Stock....................         4        (4)           --            --           --
Exercise of stock options...................         4        --           133            --           --
Net loss....................................        --        --            --       (70,723)          --
                                               -------    ------      --------     ---------      -------
BALANCE AT DECEMBER 31, 1992................    25,366     8,213       395,119      (278,678)      (4,150)
Exchange of Common Stock....................         5        (5)           --            --           --
Net income..................................        --        --             --        8,303           --
                                               -------    ------      --------     ---------      -------
BALANCE AT DECEMBER 31, 1993................    25,371     8,208       395,119      (270,375)      (4,150)
Exchange of Common Stock....................        43       (43)           --            --           --
Exercise of stock options...................         1        --             2            --           --
Net loss....................................        --        --            --       (90,244)          --
                                               -------    ------      --------     ---------      -------
BALANCE AT DECEMBER 31, 1994................   $25,415    $8,165      $395,121     $(360,619)     $(4,150)
                                               =======    ======      ========     =========      =======

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

Funds Held for Escrow Requirements and Construction

Funds held for escrow requirements and construction consist principally of funds deposited in connection with landfill closure and post-closure obligations, insurance escrow deposits and amounts held for landfill construction arising from industrial revenue financings. Amounts are principally invested in fixed income securities of federal, state and local governmental entities and financial institutions. The Company considers its landfill closure, post-closure and construction escrow investments to be held to maturity. The aggregate fair value of these investments approximates their amortized cost. Substantially all of these investments mature within one year. The Company's insurance escrow funds are invested in pooled investment accounts that hold debt and equity securities and are considered to be available for sale. The aggregate cost and market value of those pooled accounts was approximately $11,043,000 and $11,076,000, respectively, at December 31, 1994.

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

Depreciation and amortization of property and equipment was $32,261,000, $35,639,000 and $32,088,000 for the years ended December 31, 1994, 1993 and
1992, respectively.

Items of an ordinary maintenance or repair nature are charged directly to operations, whereas betterments and major expenditures that extend the life of the asset are capitalized.

                       CHAMBERS DEVELOPMENT COMPANY, INC.

Intangible Assets

Intangible assets consist principally of the excess of cost over fair value of the net assets of acquired businesses, which is being amortized on a straight-line basis over 20 years, and covenants not to compete and customer contracts and routes of acquired businesses, which are being amortized on a straight-line basis over periods of up to 10 years. Accumulated amortization of intangible assets was $18,490,000 and $15,631,000 at December 31, 1994 and 1993, respectively, excluding $1,279,000 related to assets held for sale at December 31, 1993. The Company assesses whether its goodwill and other intangible assets are impaired based on the ability of the operation to which they relate to generate cash flows in amounts adequate to cover the amortization of such assets. If an impairment is determined, the amount of such impairment is calculated based on the estimated fair value of the asset.

Environmental Costs and Liabilities

Environmental costs and liabilities primarily include accruals for closure and post-closure monitoring and site maintenance costs associated with the Company's landfills. The accruals for these costs are recorded as airspace at the respective landfill site is consumed. The Company's engineers estimate landfill site closure and post-closure costs and such estimates are reviewed on a periodic basis; accordingly, the related accrual rates are subject to periodic revision and adjustment.

Capitalized Interest

During the years ended December 31, 1994, 1993 and 1992, the interest costs of continuing operations were $26,809,000, $32,613,000, and $38,349,000 respectively, of which $2,966,000, $3,450,000, and $6,721,000 were capitalized with respect to landfills and facilities under construction.

Income Taxes

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss carryforwards available for income tax purposes.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," using an asset and liability approach. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. There was no effect on the Company's 1993 financial statements upon adoption of the new standard using the cumulative effect method.

Income (Loss) per Common Share

Income (loss) per common share is computed using the weighted average number of shares outstanding during the year. Common stock equivalents, which consist of stock options outstanding, had an antidilutive effect on income (loss) per common share for each of the years presented and, accordingly, have not been included in the computation. The weighted average number of common shares outstanding was 66,789,000 for the year ended December 31, 1994 and 66,788,000 for each of the years ended December 31, 1993 and 1992.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform to 1994 classifications.

                       CHAMBERS DEVELOPMENT COMPANY, INC.

NOTE B--CHANGE IN ACCOUNTING PRINCIPLE

In the fourth quarter of 1994, the Company elected early adoption of Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made." The new standard requires, among other things, the recognition of the fair value of contributions made, including unconditional promises to give, in the period in which the contribution is made or unconditional promise is given. Prior to adoption, the Company had recognized contributions made or unconditional promises to give in the period the contribution was paid. On December 29, 1994, the Company made unconditional promises to contribute $3,000,000 to certain charitable organizations, payable in annual installments of $500,000 over the next six years; accordingly, the Company has recorded a charge to general and administrative expense of $2,269,000, representing the present value of these obligations. There was no cumulative effect as of January 1, 1994 of adopting the new standard.

NOTE C--PROPOSED MERGER

The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of November 28, 1994 (the "Merger Agreement"), pursuant to which the Company would become a wholly-owned subsidiary of USA Waste Services, Inc. ("USA Waste") through the merger of an existing wholly-owned subsidiary of USA Waste with and into the Company (the "Merger"). The Merger Agreement provides, among other things, for each outstanding share of the Company's Common Stock and Class A Common Stock to be converted into .41667 of a share of USA Waste's Common Stock. Based upon the 15,699,768 shares of the Company's Common Stock and the 51,089,359 shares of Class A Common Stock outstanding as of March 1, 1995, the Company's stockholders will collectively be issued approximately 27,829,000 shares of USA Waste's Common Stock, representing approximately 55.2% of the expected total issued and outstanding shares of USA Waste's Common Stock after the Merger.

The Merger is subject to a number of conditions, including obtaining the approval of the stockholders of the Company and of USA Waste, final settlement of the shareholder litigation discussed in Note D and certain other proceedings involving the Company, and obtaining any necessary regulatory waivers and approvals. It is anticipated that the Merger will be completed by June 30, 1995.

NOTE D--SETTLEMENT OF SHAREHOLDER LITIGATION

Between March 18, 1992 and May 7, 1992, various Company shareholders filed twenty-three actions in the United States District Court for the Western District of Pennsylvania asserting federal securities fraud claims and pendent state law claims against the Company, certain of its officers and directors, its former auditors, and the underwriters of its securities (the "Federal Class Action"). The significant part of these actions, as amended and consolidated on November 4, 1992, under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Civil Action No. 92-0679, and brought on behalf of a putative class of purchasers of the Company's securities between March 18, 1988 and October 20, 1992, is the allegation that the decrease in the Company's stock price during the period from the Company's March 17, 1992 announcement of a change in accounting method relating to capitalization of certain costs and expenses through its October 20, 1992 announcement of a $362,000,000 reduction in retained earnings as of December 31, 1991, as compared to the amount previously reported, and a restatement of its 1990 and 1989 consolidated financial statements, was caused by the Company's misrepresentation of its earnings and financial condition. One of the original twenty-three complaints, Yeager v. Rangos, et al., C.A. No. 92-1081, also asserts derivative claims on behalf of the Company (which is named as a nominal defendant) for breach of fiduciary duty against certain of its officers and directors and negligence against its former auditors (the "Federal Derivative Action"). Derivative claims were also filed in state courts on behalf of the Company (which was named as a nominal defendant) for breach of fiduciary duty against certain of its officers and directors and for negligence against its former auditors (the "Related Actions").

                       CHAMBERS DEVELOPMENT COMPANY, INC.

On February 24, 1995, representatives of the plaintiffs in the Federal Class Action, representatives of the plaintiffs in the Federal Derivative Action, the Company and certain individual defendants entered into a Class Action Stipulation and Agreement of Compromise and Settlement (the "Class Action Settlement Agreement") and a Derivative Action Stipulation and Agreement of Compromise and Settlement (the "Derivative Action Settlement Agreement" and, together with the Class Action Settlement Agreement, the "Settlement Agreements"), which are the definitive settlement documents for the class actions and the derivative actions described above. Implementation of the Settlement Agreements is conditioned upon the dismissal, with prejudice, of the Related Actions referred to above. On March 22, 1995, the court granted preliminary approval of the settlements and distribution of notices to the Company's stockholders and the plaintiff class members regarding the settlements. The hearing upon the fairness, reasonableness and adequacy of the proposed settlements has been scheduled for May 19, 1995.

The Settlement Agreements provide that the sum of $10,000,000 will be paid by the Company's directors and officers liability insurance carrier and the sum of $70,000,000 will be paid by the Company in two installments following final court approval of the settlements. The first installment of $25,000,000 is to be paid within thirty days after the settlement effective date (the date upon which the court has finally approved the settlements of the class actions and derivative actions described above, and all times for appeal have expired or all appeals have been finally rejected) and the second installment of $45,000,000 (the "Second Installment") is to be paid one year after the settlement effective date subject to possible earlier payments based on the Merger and subsequent refinancing. If the Merger or a comparable transaction is consummated, the total settlement payment will be adjusted by a base increase of $5,000,000, which will be adjusted upward or downward by an amount consisting of $16,000 for each penny above or below $4.50 of merger consideration received in the transaction by the Company's stockholders per share of the Company's Common Stock and Class A Common Stock, together with interest from the settlement effective date to the payment date (the base increase, together with any adjustment thereto, collectively referred to as the "Adjustment"). Based on the market value of USA Waste Common Stock on March 27, 1995, the Adjustment would be $5,800,000. Any amount by which the sum of the Second Installment and the Adjustment exceeds $50,600,000 will be paid by John G. Rangos, Sr., Chairman and Chief Executive Officer of the Company. John G. Rangos, Sr. has also agreed to guarantee the Company's obligations to make certain payments in the Class Action Settlement in an amount not to exceed $15,000,000.

Synergy Associates has agreed, under the Derivative Action Settlement Agreement, to contribute to the Company the headquarters property presently leased by the Company from Synergy Associates, subject to assumption or discharge by the Company of an existing mortgage.

The Settlement Agreements will be subject to certain conditions, including court approval, and to the refinancing of the Company's principal borrowings. The current lending agreements of the Company restrict the Company from making the settlement payments without the consent of the lending groups. The terms of the Class Action Settlement Agreement also include a right to terminate the settlements based on appeals or opt-outs with respect to the Federal Class Action.

After the Company entered into the Settlement Agreements, the class and derivative plaintiffs entered into settlements with the Company's former independent auditors. The Company then entered into an agreement with the class plaintiffs to settle their claims against a group of underwriters of certain of the Company's securities offerings. The Company agreed to pay $300,000 to the class plaintiffs to resolve these claims for which the underwriters sought indemnity from the Company.

As a result of the foregoing, the Company accrued $85,300,000 for the cost of the settlements and $4,100,000 for other litigation related costs in 1994. Of that total, $79,400,000 was recorded as a charge to unusual items as a component of other income (expense) and $10,000,000 to be paid from the proceeds of the Company's directors and officers liability insurance policy was recorded as a current asset and is included in accounts receivable-other at December 31, 1994. At December 31, 1994, $75,300,000 of the amount accrued for

                       CHAMBERS DEVELOPMENT COMPANY, INC.

settlement payments has been classified as a noncurrent liability based on the expectation that such amount would be funded by long-term financing in connection with the Merger. The $10,000,000 of settlement payments to be funded by the proceeds of the Company's directors and officers liability insurance policy and the $4,100,000 of other litigation related costs are included in current liabilities at December 31, 1994.

While the Company believes the above-mentioned accruals and charges are adequate to provide for the settlement and related costs, certain of these amounts are estimates, and actual amounts will depend on the outcome of future events. If such estimated amounts are not adequate, additional charges against income would be made when such determinations are made.

NOTE E--DIVESTITURES AND DISCONTINUED OPERATIONS

DIVESTITURES

In late 1992, the Company initiated a program to divest certain businesses that did not meet strategic and performance objectives and, in 1993 and 1994, completed a series of asset sales to various parties. During 1993 the Company sold one landfill, one transfer station and six collection and hauling businesses for total proceeds of $39,535,000, consisting of $35,479,000 in cash and $4,056,000 in notes and other receivables. These sales resulted in net gains of $21,799,000. The Company also sold land in Georgia for $1,284,000 in cash and received $996,000 with respect to a development project in California, which resulted in losses of $964,000 and $134,000, respectively.

Additionally, on December 31, 1993, the Company sold its two transfer stations in Morris County, New Jersey, to the Morris County Municipal Utilities Authority ("MCMUA") for $9,500,000 in cash, which resulted in a deferred gain of $3,950,000. Simultaneous with entering into the agreement for the sale of these transfer stations, the Company and the MCMUA amended the agreement pursuant to which the Company operates the transfer stations and provides waste disposal services, reducing the rates charged for such services in 1994. As a result of the interrelationship of the sale of the transfer stations and the operating and disposal service agreement, the gain on sale was deferred and recognized in 1994 as services were provided. As part of the agreement of sale, the Company will continue to operate the transfer stations and provide waste disposal services until the county's long-term solid waste system is in operation or December 31, 1996, if later.

During 1994 the Company sold a recycling operation, a building and a parcel of land for a total of $2,089,000 in cash. The losses incurred as a result of these sales have been charged to the previously established allowance for divestiture losses.

Approximately $7,623,000 and $24,999,000 of the net proceeds from these divestitures were applied to reduce long-term obligations of the Company in 1994 and 1993, respectively.

The following are summarized operating results of the businesses that were sold during 1994 and 1993 which are included in the results of continuing operations. These results exclude the two transfer stations in Morris County, New Jersey, that the Company will continue to operate, and the net gain from divestitures of $20,701,000 included in unusual items--operations for the year ended December 31, 1993 (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1994       1993        1992
                                                               ----       ----        ----
    Revenues...............................................   $1,323     $15,921     $31,870
    Income (loss) from operations..........................      (22)        377      (5,426)

As a result of changes in the Company's assessment of the marketability of one of its operations intended for divestiture, in the second quarter of 1994 the Company reclassified $1,309,000 of assets of that operation, net of a related contract loss reserve, from assets held for sale to their respective balance sheet classifications. Additionally, in the fourth quarter of 1994, assets of $1,226,000, related to undeveloped land that is permitted

                       CHAMBERS DEVELOPMENT COMPANY, INC.

for use as a transfer station, were reclassified to assets held for sale. The remaining assets held for sale at December 31, 1994, include an undeveloped permitted landfill site and certain assets of a hauling and transfer station operation discussed below.

During March 1995, the Company entered into an asset purchase agreement related to its hauling, recycling and transfer station operations in Atlantic City, New Jersey, with Mid-Jersey Disposal, Inc. ("Mid-Jersey"), a wholly-owned subsidiary of USA Waste, whereby Mid-Jersey agreed to purchase certain assets of this operation. Terms of the purchase agreement provide for the sale of selected assets, principally vehicles, equipment and containers, for $727,000, which approximates their net book value. The asset purchase agreement is subject to final approval from the New Jersey Department of Environmental Protection ("NJDEP"). In conjunction with the asset purchase agreement, the Company also entered into a separate management agreement, effective April 1, 1995, whereby the Company will discontinue operating the facility and Mid-Jersey will manage, operate and service all facets of the business until the sale takes place, which will occur after approval is received from the NJDEP. As a result of the foregoing, in 1994 the Company wrote off certain assets against previously recorded divestiture loss reserves and recorded an additional divestiture loss provision of $1,114,000 for the remaining assets of the Atlantic City operation, which the Company is attempting to sell or lease.

Included in the results of continuing operations are revenues for this hauling, recycling and transfer operation of $4,222,000, $6,259,000 and $6,551,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Operating losses for this operation of $874,000, $857,000 and $690,000 for the respective years have been incurred and charged to the previously established reserve for divestiture losses.

The Company had recorded a provision of $10,466,000 in 1992 for estimated losses on the disposition of certain of its businesses (see Note N). The provision reflected the expected loss from the disposition of net assets, anticipated operating losses from the measurement date through the expected dates of disposal and estimated disposal costs. An aggregate of $2,299,000 in operating losses incurred by these businesses during 1994 and 1993 and $1,484,000 of losses on divestitures incurred in 1994 and 1993 have been charged against the loss reserve. Approximately $3,689,000 was charged to the loss reserve in 1994 and 1993 as a result of writing down assets to their net realizable value. Accruals of $7,689,000, consisting principally of provisions previously recorded for expected losses on the disposition of the businesses subsequently retained, have been reversed and are included in unusual items in 1994 and 1993 (see
Note N).

In 1993, the Company also recorded a provision of $3,194,000 for estimated losses on the disposition of additional businesses classified as assets held for sale and in 1994 and 1993 recorded provisions of $1,114,000 and $2,321,000, respectively, for changes to estimates for losses related to the remaining assets held for sale.

Net assets held for sale consist of the following (in thousands):

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                1994            1993
                                                                ----            ----
    Inventories and prepaid expenses........................   $    96         $   724
    Property and equipment, net.............................    11,222          16,260
    Intangibles and other noncurrent assets.................        --             743
                                                               -------         -------
                                                                11,318          17,727
    Less allowance for losses...............................     2,020           6,697
                                                               -------         -------
    Net assets held for sale................................   $ 9,298         $11,030
                                                               =======         =======

                       CHAMBERS DEVELOPMENT COMPANY, INC.

DISCONTINUED OPERATIONS

On December 11, 1992, the Company sold substantially all of the assets of its security services business to Baker Industries, Inc./BPS Guard Services, Inc. for approximately $27,430,000, of which $22,930,000 was received at closing with the balance received in 1993.

Operating results of the security services business for the nine months ended September 30, 1992, which have been classified in the consolidated statements of operations as discontinued operations, include revenues of $68,079,000 and a loss from operations of $1,407,000.

NOTE F--BUSINESS COMBINATIONS

In 1991, the Company acquired a medical, special and municipal waste incineration facility. Included in the original purchase price was a promissory note of $1,550,000 payable in May 1993 and a $4,000,000 contingent payment, net of related discounts. At December 31, 1993, such obligations were included in current maturities of long-term obligations and other noncurrent liabilities, respectively.

In 1994, the Company settled these obligations by the payment of $2,180,000 to the sellers. The $3,370,000 excess of the recorded liability over the settlement has been applied to reduce the net book value of the assets acquired, primarily property and equipment.

NOTE G--CURRENT ACCRUED LIABILITIES

Current accrued liabilities consist of the following (in thousands):

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                    1994            1993
                                                                    ----            ----
    Shareholder litigation settlement...........................   $10,000         $    --
    Insurance...................................................     4,098           7,308
    Legal fees and other litigation related costs...............     3,441           4,239
    Taxes, other than income....................................     2,983           3,979
    Other.......................................................    14,229          15,183
                                                                   -------         -------
                                                                   $34,751         $30,709
                                                                   =======         =======

                       CHAMBERS DEVELOPMENT COMPANY, INC.

NOTE H--LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1994         1993
                                                                           ----         ----
Senior notes, interest at 11.45%, principal payable in periodic
  installments, maturing in 1996......................................   $133,501     $152,843
Senior notes, interest at 11.95%, principal payable in periodic
  installments, maturing in 1996......................................     17,929       20,525
Industrial revenue bonds, variable interest rates (5.8% to 6.0% at
  December 31, 1994), principal payable in annual installments,
  maturing in 2001-2007, collateralized by letters of credit..........     88,800       95,200
Noninterest-bearing notes, principal payable in annual installments, maturing in 2002, less unamortized discount of $3,630 and $4,464,
  respectively, based on imputed interest rate of 12%.................      7,170        7,686
Other notes payable and equipment loans, various interest rates
  (6.0% to 11.5% at December 31, 1994), maturities through 2000,
  collateralized by vehicles, equipment and other assets..............      7,885       12,979
Capital lease obligation on building (see Note I).....................      2,196        2,318
                                                                         --------     --------
                                                                          257,481      291,551
Less current maturities...............................................     46,465       29,748
                                                                         --------     --------
                                                                         $211,016     $261,803
                                                                         ========     ========

The aggregate estimated payments, including scheduled minimum maturities, of long-term obligations for the five years ending December 31, 1995 through 1999 are: 1995-$46,465,000; 1996-$202,150,000; 1997-$3,480,000; 1998-$1,968,000; and
1999-$1,534,000.

In July 1993, the Company executed comprehensive amendments to its bank credit facility (the "Credit Facility") and note purchase agreements under which the Company issued senior notes (the "Senior Notes"). The amendments to the Credit Facility and Senior Note agreements (collectively, as amended, the "Amended Agreements") included revisions to the terms and conditions of the original agreements and provided for additional terms and conditions with respect to future periods. The Company's lenders and bonding company were granted security interests in substantially all of the assets of the Company and an intercreditor agreement was executed among the Credit Facility banks, the Senior Note holders and the bonding company with respect to priority of interests in collateral and access to assets. In November 1994, the Company executed additional amendments (the "Amendments") to its Credit Facility and Senior Note agreements which included waivers (with respect to noncompliance of consolidated working capital and consolidated tangible net worth covenants attributable to the proposed settlement of the shareholder litigation and financial statement delivery covenants) and revisions to the terms and conditions of the Amended Agreements, principally with respect to payment terms and compliance covenants.

The Amendments provide that 90% of the $74,421,000 scheduled payments previously due on July 1, 1995 may be deferred until July 1, 1996, with further deferral to December 31, 1996, at the Company's option, of up to 75% of the $95,512,000 scheduled payments previously due on October 31, 1995 and December 30, 1995 and all of the $95,512,000 scheduled payments due on October 31, 1996 and December 30, 1996. Certain of such scheduled payments due in 1995 and 1996 will be reduced by pro rata payments made prior to the scheduled payment dates. The non-deferred portion of these scheduled payments will be applied to reduce Senior Note obligations, industrial revenue bond obligations and letters of credit issued under the Credit

                       CHAMBERS DEVELOPMENT COMPANY, INC.

Facility. The Amendments also provide that the remaining originally scheduled principal payments on the Senior Notes due after 1996 become due on December 31, 1996.

The Amendments require, however, that the Company reduce Senior Note and Credit Facility obligations by a total of $60,000,000, primarily through the payment of the non-deferred portions of the scheduled payments discussed above and other scheduled payments, between August, 31, 1994 and December 31, 1995, of which $20,000,000 was required to be paid by January 31, 1995. Of the $60,000,000, $23,671,000 has been paid to date, with the January 1995 payment requirement having been satisfied. Portions of the remaining required payments are expected to be satisfied by currently available funds and operating cash flow; however, in the absence of the Merger and related refinancing of the Senior Note and Credit Facility obligations discussed below, the Company will need to refinance the Senior Note and Credit Facility obligations on a stand-alone basis or complete significant divestitures to satisfy any remaining payments. Under the Amendments, the Company is also required to pay to the holders of the Senior Notes and the Credit Facility banks, the amount by which its daily average unrestricted cash balance exceeds $40,000,000 for any calendar month, and a minimum of 50% of the net proceeds from specified divestitures as permitted by the Amendments, which proceeds will be applied to the $60,000,000 discussed above.

The Amendments also provide for the issuance to the Senior Note holders and Credit Facility banks, at nominal consideration, of shares of the Company's Class A Common Stock in the event the Company has not refinanced the Senior Note and Credit Facility obligations prior to October 1, 1995. On that date, additional shares equal to 4% of the Company's then issued and outstanding common stock would become issuable. Additional shares equal to 4% of the Company's then issued and outstanding common stock would also become issuable if the Company has not refinanced prior to April 1, 1996.

The Amendments contain financial covenants which require the Company to maintain minimum levels of tangible net worth, working capital and quarterly cash flows from operations. The Amendments also prohibit the incurrence of additional indebtedness and the payment of cash dividends, and limit annual cash capital expenditures.

The Company anticipates that the combined company will refinance substantially all of the indebtedness of Chambers and USA Waste, including the Senior Note and Credit Facility obligations of Chambers, before or at the time of the Merger. Upon any refinancing of the Senior Note and Credit Facility obligations, the Company expects to pay an early redemption premium to the Senior Note holders (the "Premium") based on the difference between the interest rates on the Senior Notes and an adjusted rate for U.S. Treasury securities having a similar maturity. Based on interest rates on U.S. Treasury securities at December 31, 1994, if the refinancing were to occur on June 30, 1995, management's estimate of the approximate date of the Merger, the Premium would be approximately $6,962,000.

The Amendments also require payment of escalating extension fees by the Company to the Senior Note holders and Credit Facility banks, based upon the principal amounts outstanding as of the beginning of each calendar quarter, until such time as the existing debt under these agreements has been retired. Such extension fees are expected to aggregate approximately $652,000 through June 30, 1995.

The amounts shown above for the extension fees and the Premium are estimates, and the final amounts will depend on the date of the refinancing and the actual principal amounts outstanding under the Senior Notes during that period. The estimated extension fees and the Premium are being charged to interest expense through the period ending June 30, 1995. At December 31, 1994, the Company had accrued a total of $1,245,000 related to the Premium. Such accrual is included in other noncurrent liabilities as the payment of the obligation is expected to be funded by long-term financing by the combined company as discussed above. In addition, a fee of approximately $673,000 paid upon execution of the Amendments was charged to interest expense in 1994.

                       CHAMBERS DEVELOPMENT COMPANY, INC.

The Credit Facility at December 31, 1994, provided for letters of credit supporting Industrial Revenue Bonds (the "IRBs"), performance of landfill closure and post-closure requirements, insurance and other contracts. Letters of credit outstanding at December 31, 1994, aggregated $113,080,000, the maximum amount then issuable under the Credit Facility. The Company pays an annual commission of 2% on the amount of letters of credit outstanding.

The IRBs outstanding at December 31, 1994, were collateralized by letters of credit totalling $90,550,000. The terms of the IRBs provide that the Company may convert them to fixed interest rate obligations prior to the expiration of the applicable letters of credit, at prevailing market interest rates. The holders of such IRBs, upon giving notice, may tender them for redemption to the designated agent who will either remarket the obligations or use the letters of credit to fund their retirement. In the latter situation, the Company would be indebted to the Credit Facility banks for the amounts advanced, and the banks could request cash collateral in the amount thereof.

In the event the Merger is not consummated, the Company intends to seek refinancing for its Senior Note and Credit Facility obligations. It is anticipated that such refinancing could be completed by September 30, 1995; however, management of the Company believes that such refinancing would not be available to the Company on a stand-alone basis without significant dilution to the stockholders of the Company. If a refinancing were to occur on September 30, 1995, the Premium amount would be approximately $5,500,000. In addition, $895,000 in additional extension fees would be incurred.

In the event that the Merger is not consummated, the Company would necessarily undertake a series of actions to provide for liquidity and funding of the Settlement Agreements. The Company has the ability to abandon the Settlement Agreements in the absence of funding sufficient to comply with the payment obligations. However, it is the intention of the Company, should the Merger not be consummated, to seek a refinancing and to delay the funding of the Settlement Agreements rather than abandon such agreements.

The Company believes that a refinancing cannot be obtained in the absence of a settlement of the shareholder litigation. While the Company has, under certain circumstances, alternate available financing through a funding agreement with USA Waste in an amount sufficient to satisfy the Company's obligations under the Settlement Agreements, actual payments under such funding agreement remain subject to the consent of the Company's current lending group. In the alternative, the Company could delay the implementation of the shareholder litigation settlement until refinancing has been obtained.

In the absence of a settlement of the shareholder litigation and a refinancing of the Senior Note and Credit Facility obligations, the Company would be compelled to implement an action plan to ensure continuing liquidity. The steps that would be necessary with respect to liquidity would include a reduction in discretionary capital expenditures with respect to current transfer station and methane recovery projects. Capital expenditures for vehicle and heavy equipment purchases would be reduced to a maintenance level, or otherwise deferred, and the Company would employ lease financing programs, to the extent available, for certain equipment, in substitution for capital expenditure programs currently planned. The Company would also resume and accelerate its divestiture program with respect to non-core assets and operations. As an additional step, the Company would endeavor to accelerate remaining tax refunds and to substitute surety bond programs where permitted, with respect to closure and post-closure bond requirements, for cash collateral programs presently in place in certain jurisdictions.

Should the Merger not be consummated, management of the Company believes that the foregoing plan of action would be adequate to maintain compliance with the covenants and payment obligations under its Senior Note and Credit Facility obligations through December 31, 1995 and would provide a sufficient period of time to achieve a refinancing, which, in turn would permit the implementation of the settlement of the shareholder litigation. As indicated above, the Amendments provide that deferred payments previously due on July 1, 1995 may be deferred until July 1, 1996, with other deferred payments becoming due in December 1996, and with

                       CHAMBERS DEVELOPMENT COMPANY, INC.

the remaining originally scheduled payments due after 1996 becoming due on December 31, 1996. With the bulk of the Company's long-term obligations becoming due in the second half of 1996 under the Amendments, the liquidity of the Company would be adversely affected if the Merger were not consummated or a refinancing or modification of the current lending agreements were not achieved in a timely fashion.

NOTE I--COMMITMENTS

Capital Lease on Building

The Company's headquarters facility is presently leased from the principal stockholders of the Company under a lease with an initial term expiring in October 2006 and which has a ten-year renewal option. The agreement provides for aggregate lease payments of $1,012,000 during 1995, payable monthly, and for rental increases based on increases in taxes and other costs. The rent may be adjusted upward for increases in certain costs of the lessor on an annual basis. As of December 31, 1994, future minimum payments for the initial term of the lease based on the aforementioned annual lease obligation were $11,140,000, including $918,000 representing interest and $8,026,000 representing executory costs. The Company has guaranteed the demand note borrowing by the lessor to finance the building, which is collateral for such note. The outstanding balance of the note was $1,945,000 at December 31, 1994. In 1988, the Company prepaid $752,000 on the lease payments due in the final year of the original lease term; such prepayment has been deducted in arriving at the above-mentioned future minimum payments.

As discussed in Note D, pursuant to the terms of the Derivative Action Settlement Agreement, the Company's headquarters facility will be contributed to the Company, subject to assumption or discharge by the Company of the demand note borrowing of the lessor.

Operating Leases

The Company has entered into a number of noncancelable operating leases for vehicles, equipment, offices and other facilities which expire through 2012. Lease expense aggregated $7,632,000, $11,020,000 and $12,027,000 during 1994,
1993 and 1992, respectively. The following is a summary of the future minimum lease payments under operating leases in effect at December 31, 1994 (in thousands):

        YEAR ENDING DECEMBER 31,
        ------------------------
        1995..............................................................    $4,032
        1996..............................................................     2,419
        1997..............................................................     1,269
        1998..............................................................       382
        1999..............................................................       159
        Thereafter........................................................     1,380
                                                                              ------
                                                                              $9,641
                                                                              ======

NOTE J--ENVIRONMENTAL COSTS AND LIABILITIES

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

                       CHAMBERS DEVELOPMENT COMPANY, INC.

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

Accrued liabilities for all closure and post-closure monitoring and maintenance costs are as follows (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                        ----        ----
    Current portion, included in accrued liabilities................   $ 1,534     $ 1,858
    Noncurrent portion, included in other noncurrent liabilities....    24,113      18,114
                                                                       -------     -------
                                                                       $25,647     $19,972
                                                                       =======     =======

The Company periodically reviews and updates the underlying assumptions used to determine such estimates and, accordingly, the estimate of total projected costs is subject to periodic revision and adjustment.

NOTE K--CAPITAL STOCK

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

At December 31, 1994, approximately 19,158,000 shares of Class A Common Stock were reserved for issuance under the Company's stock option plans and for the conversion of Common Stock.

During the years ended December 31, 1994, 1993 and 1992, 86,582, 10,150 and 8,700 shares, respectively, of the Company's Common Stock were exchanged for an equal number of shares of Class A Common Stock. In addition, during 1994 and 1992, 600 and 8,366 shares, respectively, of Class A Common Stock were issued upon the exercise of stock options.

NOTE L--STOCK OPTION PLANS

The Company has two plans under which stock options for the purchase of Class A Common Stock currently may be granted: the 1993 Stock Incentive Plan (the "1993 Plan") and the 1991 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The 1990 Stock Option Plan for Consultants and Advisors was terminated on March 16, 1994.

The maximum number of shares of Class A Common stock available for grant under the 1993 Plan in each calendar year is equal to one percent of the total number of outstanding shares of Class A Common Stock as of the beginning of the year, plus any shares then reserved but not subject to grant under the Company's terminated 1988 Stock Option Plan. Any unused shares available for grant in any calendar year are carried forward and available for award in succeeding calendar years.

The 1993 Plan permits the granting to key officers and employees, including directors who are employees, the following types of awards: (i) stock options including incentive stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) deferred stock, (v) performance awards, (vi) dividend equivalents and (vii) other

                       CHAMBERS DEVELOPMENT COMPANY, INC.

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

Information related to stock options under all plans is as follows (shares in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                           1994           1993            1992
                                                           ----           ----            ----
Outstanding at beginning of year.....................         1,622          1,451             876
Granted..............................................           585            481             751
Cancelled............................................          (269)          (310)           (168)
Exercised............................................            (1)            --              (8)
                                                        -----------    -----------    ------------
Outstanding at end of year...........................         1,937          1,622           1,451
                                                        ===========    ===========    ============
Exercisable at end of year...........................           779            572             372
Available for future grants at end of year...........           892            934             662
Price range:
     Granted.........................................   $2.25- 3.88    $      4.03    $       4.38
     Cancelled.......................................    2.25-17.44     4.38-17.44      4.38-21.19
     Exercised.......................................          4.38             --     12.22-17.44
     Outstanding at end of year......................    2.25-24.63     4.03-24.63      4.38-24.63

NOTE M--REVENUES FROM MAJOR CUSTOMERS

The Company operates in one industry segment, integrated waste management. Revenues from the Bergen County Utilities Authority totaled $33,870,000 and $33,476,000, or 11.7% and 11.4% of revenues from continuing operations, for the years ended December 31, 1993 and 1992, respectively.

NOTE N--UNUSUAL ITEMS

Unusual Items--Operations

In 1992, the Company became a defendant in shareholder litigation arising out of financial statement revisions (see Note D) and, as a result of noncompliance with certain covenants of its various long-term borrowing

                       CHAMBERS DEVELOPMENT COMPANY, INC.

agreements, commenced restructuring of its principal credit facilities and surety arrangements. The Company also initiated a major restructuring of its operations which included a program to divest certain businesses that no longer met strategic and performance objectives, the abandonment of various development activities and the reorganization of its corporate and regional operations. In 1992, 1993 and 1994, the Company has incurred substantial expenses related to these matters.

In 1994, the Company recorded charges of $3,400,000 for losses on asset divestitures including $1,114,000 to adjust a prior year estimate of the loss on divestiture of a hauling, recycling and transfer station operation, and $2,300,000 related to the estimated future loss on a municipal contract. Effective March 1, 1994, the Company was awarded a three-year contract for the transportation and disposal of municipal solid waste with, at the customer's option, two one-year extension periods beyond February 28, 1997. The costs of operating the contract have been greater than originally estimated and, since inception, the contract has been generating an operating loss. Operational changes and improvements implemented during 1994 did not sufficiently reduce operating costs. As a result, the Company has estimated it will incur operating losses of approximately $2,300,000 through the remaining two-year term of the contract, and the two one-year extension periods, in order to satisfy the service requirements of the contract and accordingly has accrued such amount. In 1994, the Company also reversed prior year provisions for losses on divestitures and contractual commitments of $3,565,000, including $2,000,000 previously recorded for expected losses to be incurred on a municipal contract with respect to which the Company was able to negotiate an early termination and $1,053,000 of excess reserve related to the sale in 1994 of a recycling operation and certain real estate.

In addition, in 1994 the Company recorded net charges of $8,237,000 for asset impairments and abandoned projects. That amount included a fourth quarter charge of $6,978,000 to reduce the carrying value, as of December 31, 1994, of the Company's medical, special and municipal waste incinerator facility to its estimated net realizable value. The amount of the charge was measured as the difference between the carrying value of long-term assets, principally property, plant and equipment and intangible assets, and the estimated fair value of the assets based on the present value of future cash flows discounted at 12%. The adjustment was based on a review conducted in the fourth quarter which determined there had been a permanent decline in the value of the facility based on the conclusion that the Company could not recover its investment through future operations, given current and forecasted pricing, waste mix and capacity trends as well as recently proposed regulations with respect to medical waste incinerator facilities and general declines in the value of waste incinerator businesses. During 1994, the Company also reached a favorable settlement of previously reported litigation related to certain contracts entered into with respect to the purchase by the Company of a landfill and the prior purchase of a waste collection and hauling company. The settlement amount is included as a credit to unusual items and includes receipt by the Company of $1,200,000 in cash and the forgiveness of all remaining non-compete payments totalling $525,000 that were to have been paid by the Company to various individuals in 1994, 1995 and 1996. The remaining charge of $2,984,000 represents changes in prior year estimates for certain asset impairments and abandoned projects. In addition, the Company recorded a charge of $825,000 primarily relating to severance benefits paid to employees terminated as part of the Company's continued reorganization. With the exception of the $1,200,000 litigation settlement received by the Company and the $825,000 payment of severance benefits, there was no cash flow effect to these unusual charges.

During 1993, the Company sold certain businesses as part of its divestiture program, which resulted in a net gain of $20,701,000. The Company also recorded charges of $8,687,000 for losses on asset divestitures and contractual commitments including (i) $3,172,000 related to the municipal contract discussed above, (ii) $3,194,000 related to the recycling operation and real estate sold in 1994 and (iii) $2,140,000 related to a hauling, recycling and transfer station held for sale. In addition, the Company reversed prior year provisions of $6,636,000 for losses on divestitures for businesses that were subsequently retained.

                       CHAMBERS DEVELOPMENT COMPANY, INC.

In 1993, the Company also recorded charges of $4,929,000, consisting of $2,028,000 for impaired assets and $2,901,000 for abandoned projects. Additionally, there were charges in 1993 of $1,555,000 for special directors and officers insurance premiums and $315,000 for severance benefits paid to employees terminated in connection with the corporate and regional restructuring.

In 1992, the Company recorded a charge of $10,525,000 for anticipated losses on planned asset divestitures and contractual commitments and recorded a charge of $12,425,000 for asset impairments and abandoned projects. There was no cash flow effect for these unusual charges.

In addition, the Company recorded charges of $10,388,000 in 1992 for financing and professional fees primarily related to the restructuring of its principal credit facilities and surety arrangements. The Company also recorded a charge of $7,134,000 for special directors and officers insurance premiums as a result of the shareholder litigation and charges of $3,819,000 related to the reorganization of its corporate and regional operations. The latter charges were for employee severance, relocation and related transition costs, costs to close certain facilities and other related costs.

UNUSUAL ITEMS--SHAREHOLDER LITIGATION SETTLEMENT AND OTHER LITIGATION RELATED COSTS

Other income (expense) includes charges of $79,400,000, $5,500,000 and $10,853,000 for the years ended December 31, 1994, 1993 and 1992, respectively. The charge in 1994 consists of $75,300,000 for the shareholder litigation settlement and $4,100,000 for legal and other related costs (see Note D). The charges in 1993 and 1992 are for legal and other costs related to the shareholder litigation.

A summary of unusual items is as follows (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                 1994         1993        1992
                                                                 ----         ----        ----
Unusual items--operations
     Net gains on asset divestitures.........................   $    --     $(20,701)    $    --
     Provision for loss on asset divestitures and contractual
       commitments...........................................     3,366        8,687      10,525
     Reversal of prior provisions for loss and costs on asset
       divestitures and contractual commitments..............    (3,565)      (6,636)         --
     Asset impairments and abandoned projects................     8,237        4,929      12,425
     Financing and professional fees.........................        --           --      10,388
     Directors and officers insurance........................        --        1,555       7,134
     Corporate and regional restructuring....................       825          315       3,819
                                                                -------     --------     -------
                                                                  8,863      (11,851)     44,291
Unusual items--shareholder litigation settlement and other
  litigation related costs...................................    79,400        5,500      10,853
                                                                -------     --------     -------
                                                                $88,263     $ (6,351)    $55,144
                                                                =======     ========     =======

                       CHAMBERS DEVELOPMENT COMPANY, INC.

NOTE O--SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                  1994        1993        1992
                                                                  ----        ----        ----
Cash paid during the year for:
     Income taxes.............................................   $ 1,586     $   563     $ 1,390
     Interest (net of amount capitalized).....................    22,440      29,278      32,252
Noncash investing and financing activities:
     Receivables from sales of businesses.....................        --       4,056       4,500
     Liabilities incurred or assumed in acquisitions of
       businesses.............................................        --          --       8,025
     Capital lease obligations................................       408          --         776

NOTE P--INCOME TAXES

The income tax (benefit) provision applicable to continuing operations, consists of the following (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                  1994        1993        1992
                                                                  ----        ----        ----
Current
     Federal..................................................   $(4,300)    $   --     $(12,000)
     State and local..........................................       648      1,600        1,325
                                                                 -------     ------     --------
                                                                  (3,652)     1,600      (10,675)
Deferred provision............................................        --         --       12,000
Utilization of state operating loss carryforwards.............      (279)        --           --
                                                                 -------     ------     --------
                                                                 $(3,931)    $1,600     $  1,325
                                                                 =======     ======     ========

Deferred income taxes result from temporary differences in the timing of recognition of costs and expenses for tax and financial reporting purposes and relate principally to the capitalization of costs and expenses for income tax purposes that were deducted for financial reporting purposes, partially offset by the use of accelerated depreciation for income tax purposes.

The statute of limitations has expired for the Company's federal income tax returns for 1987 and prior years. The returns for 1988 through 1992 are currently under examination by the Internal Revenue Service (IRS). The Company has reached tentative agreement with the IRS regarding the tax treatment of certain costs and expenses deducted for financial statement purposes in these open tax years. That agreement is subject to the approval of the Joint Committee on Taxation. Based on the tentative agreement with the IRS, the Company estimates its tax net operating loss carryforwards at December 31, 1994 to be approximately $232,000,000, the majority of which expire in 2007.

                       CHAMBERS DEVELOPMENT COMPANY, INC.

Deferred income tax assets and (liabilities) are comprised of the following (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1994          1993
                                                                          ----          ----
Net operating loss carryforwards.....................................   $  98,030     $ 77,555
Accrued shareholder litigation settlement............................      28,360           --
Accrued closure reserves.............................................      10,260        8,500
Other (principally asset impairments and losses
  from planned asset divestitures)...................................      15,700        6,765
                                                                        ---------     --------
Gross deferred income tax assets.....................................     152,350       92,820
Property, equipment and intangibles assets...........................     (11,780)      (6,400)
Less valuation allowance.............................................    (140,570)     (86,420)
                                                                        ---------     --------
Deferred income tax asset, net.......................................   $      --     $     --
                                                                        =========     ========

A reconciliation of the income tax (benefit) provision applicable to continuing operations computed using the statutory federal income tax rate to the tax provision shown in the consolidated statements of operations is as follows (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                 1994        1993         1992
                                                                 ----        ----         ----
Computed at federal statutory rate..........................   $(33,000)    $ 3,500     $(23,400)
Operating losses not utilized...............................     28,520          --       23,400
Benefit of operating loss carryforwards.....................         --      (3,500)          --
Prior year tax adjustment...................................     (4,300)         --           --
State income taxes..........................................        369       1,600        1,325
Nondeductible expenses......................................      4,480          --           --
                                                               --------     -------     --------
Income tax provision (benefit)..............................   $ (3,931)    $ 1,600     $  1,325
                                                               ========     =======     ========

NOTE Q--FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions have been used by the Company to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents

The fair value approximates the carrying amount due to the short period to maturity (three months or less) of the instruments.

Funds Held In Escrow

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

                       CHAMBERS DEVELOPMENT COMPANY, INC.

The fair value of the Senior Note obligations approximates the carrying amount for obligations of similar risk and duration. The interest rates on these notes were established in December 1992 and remained unchanged when the amendments to the agreements were executed in July 1993. Interest and periodic fees on these notes were increased in November 1994.

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

Letters of Credit

The fair value of letters of credit is based upon the fees paid to obtain the obligation.

The carrying or notional amounts and estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                      DECEMBER 31, 1994        DECEMBER 31, 1993
                                                     --------------------     --------------------
                                                     CARRYING      FAIR       CARRYING      FAIR
                                                      AMOUNT      VALUE        AMOUNT      VALUE
                                                     --------    --------     --------    --------
BALANCE SHEET INSTRUMENTS
Cash and cash equivalents.........................   $ 23,548    $ 23,548     $ 44,553    $ 44,553
Funds held in escrow..............................     25,716      25,744       43,241      43,231
Long-term obligations (including current
  maturities).....................................    253,306     253,152      286,104     285,853

                                                     NOTIONAL      FAIR       NOTIONAL      FAIR
                                                      AMOUNT      VALUE        AMOUNT      VALUE
                                                     --------    --------     --------    --------
OFF BALANCE SHEET INSTRUMENTS
Letters of credit.................................   $113,080    $     --     $131,103    $     --

                       CHAMBERS DEVELOPMENT COMPANY, INC.

NOTE R--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following information summarizes the Company's quarterly financial results (in thousands, except per share amounts):

                                                                                            NET
                                                                OPERATING      NET        INCOME
                                                                 INCOME      INCOME       (LOSS)
                                                    REVENUES     (LOSS)      (LOSS)     PER SHARE
                                                    --------     ------       ------     ---------
YEAR ENDED DECEMBER 31, 1994
     First quarter...............................   $ 59,766     $ 3,315     $ (1,975)      $ (.03)
     Second quarter..............................     68,644       5,696          860          .01
     Third quarter...............................     67,136       6,597      (72,719)       (1.09)
     Fourth quarter..............................     62,443      (8,388)     (16,410)        (.24)
                                                    --------     -------     --------       ------
                                                    $257,989     $ 7,220     $(90,244)      $(1.35)
                                                    ========     =======     ========       ======
YEAR ENDED DECEMBER 31, 1993
     First quarter...............................   $ 67,687     $ 9,111     $  1,788       $  .03
     Second quarter..............................     75,878       8,332        1,503          .02
     Third quarter...............................     75,274      21,486        9,527          .14
     Fourth quarter..............................     69,642       2,074       (4,515)        (.07)
                                                    --------     -------     --------       ------
                                                    $288,481     $41,003     $  8,303       $  .12
                                                    ========     =======     ========       ======

Certain reclassifications have been made to the 1993 quarterly financial results previously reported primarily for the reclassification of shareholder litigation related costs from unusual items--operations to a component of other income (expense).

Results for 1994 include net charges for unusual items of $74,100,000 and $14,163,000 for the third and fourth quarters, respectively (see Note N).

Results for 1993 include net credits for unusual items of $4,563,000, $758,000 and $6,532,000 for the first, second and third quarters, respectively, and a net unusual charge of $5,502,000 for the fourth quarter (see Note N).

NOTE S--COMMITMENTS AND CONTINGENCIES

Employment Agreements

In February 1993, the Company entered into employment agreements with certain of its key executives that provide such executives with rights to severance benefits if employment with the Company ceases under specified circumstances in connection with a "change of control" of the Company such as the Merger. Such agreements were replaced effective as of February 1995 with agreements substantially similar to the prior agreements except with respect to certain termination provisions unrelated to the change of control termination provisions. If all such rights were to be exercised, the Company would be obligated to pay a total of approximately $7,635,000 to such executives. The term of each of these agreements ends on February 2, 1996.

Litigation and Investigations

Shortly after the Company's March 17, 1992 announcement of a change in accounting policies concerning capitalization, the Securities and Exchange Commission (the "Commission") initiated an informal investigation with respect to the Company's accounting method and the accuracy of its financial statements and into the possibility that persons or entities had traded in the Company's securities on the basis of inside information

                       CHAMBERS DEVELOPMENT COMPANY, INC.

prior to the announcement. On September 30, 1992, a formal order of investigation was issued by the Commission with respect to potential violations by the Company and others of sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934 and various rules promulgated thereunder. The Company has cooperated with the investigation through the production of documents and by providing witnesses pursuant to the Commission's request. Management believes that issues arising from the Commission's investigation will be resolved in the near term.

The American Stock Exchange and the Chicago Board of Options Exchange are conducting investigations into trading activity on their respective exchanges in the Company's securities and in put options on the Company's securities prior to the March 17, 1992 announcement.

On December 4, 1992, the Company was served with a grand jury subpoena out of the United States District Court for the Eastern District of New York seeking production of public filings and reports disseminated to its shareholders, documents referring to the preparation of its financial statements and other materials. The Company has responded to the subpoena by producing documents. The grand jury investigation is ongoing and it appears to be focusing on issues similar to those raised by the civil litigation discussed in Note D and the Commission's investigation described above.

The Company is cooperating with each of the investigations referred to in the three preceding paragraphs.

A declaratory judgement action entitled Morel, et al. v. Chambers Waste Systems of Florida, Inc., was filed on September 29, 1994 in the Circuit Court of the Fifteenth Judicial Circuit of Florida in and for Palm Beach County, Florida. The plaintiffs are seeking a declaration that they are entitled to royalty payments from the Company as calculated by a percentage of gross revenues derived from the Company's landfill located at Berman Road in Okeechobee County, Florida, as well as from any landfill that may be sited in the future by the Company on nearby property. The Company has responded by seeking, among other things, a declaration that any writing or document that the plaintiffs contend such royalty entitlement is based upon is void, voidable or otherwise of no effect or, alternatively, that any royalty payments be solely based upon the nearby property to the Company's landfill, when a landfill is developed, if ever, on such property. The outcome of this action is not presently determinable.

Since the announcement of the Merger, three cases have been filed in the Court of Chancery of the State of Delaware in New Castle County against the Company, its officers and directors and USA Waste and Envirofil, Inc. These cases include Smith v. Rangos et al., C.A. No. 13906, Krim v. Rangos et al., C.A. No. 13985, and Adams v. Rangos et al., C.A. No. 13909. Each of these actions relates to the Merger and seeks substantially similar relief. Accordingly, a consolidation order was entered by the Court of Chancery on March 1, 1995. The cases have been consolidated for all purposes under Smith v. Rangos, et al., and the caption of the consolidated case is In Re Chambers Development Company, Inc. Shareholders Litigation, Consolidated C.A. No. 13906. The complaint which will govern the consolidated action is the compliant filed in the Krim action. The Krim complaint is brought as a purported class action on behalf of the plaintiff and all similarly situated Company security holders, excluding defendants and any person, firm, corporation or similar entity related to or affiliated with any of the defendants. The complaint alleges that the individual defendants, inter alia, engaged in unfair dealing to the detriment of the class; the Merger is grossly unfair to the members of the class; the members of the class would be irreparably damaged if the Merger were to be consummated; and the defendants' conduct constituted a breach of fiduciary and other common law duties allegedly owed to the putative class. The plaintiff alleges that the Merger consideration is inadequate for various reasons and that the individual defendants failed to maximize shareholder value. The complaint seeks a declaration that the Merger Agreement was the result of a breach of fiduciary duty by the individual defendants, aided and abetted by the USA Waste defendants, and is thus unlawful and unenforceable; an injunction to enjoin defendants from proceeding with the Merger; an injunction to enjoin defendants from consummating any merger or combination with a third party absent procedures or processes such as an auction; an order invalidating certain proxy arrangements; and an order awarding plaintiff and the class members damages, costs and disbursements,

                       CHAMBERS DEVELOPMENT COMPANY, INC.

including reasonable attorneys' and experts' fees. The Company, USA Waste and the individual defendants have filed answers denying the charges set forth in the Complaint and intend to contest vigorously those charges.

Other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company from time to time. Although the outcome of these matters cannot be predicted with certainty, management of the Company believes that disposition of these lawsuits, claims and proceedings which are pending or asserted will not have a material adverse effect on the Company's financial condition or liquidity. Given the Company's level of operating results, future resolution of these matters may have a material effect on results of operations for interim and annual periods.

Insurance

The Company self-insures certain of its comprehensive general liability and workers compensation risks, while maintaining third-party coverage to protect against catastrophic loss, except for losses arising from pollution and environmental liabilities which are self-insured. The Company has not incurred significant fines, penalties or liabilities for pollution or environmental liabilities at any of its facilities; however, the Company's operating results could be adversely affected in the future in the event of uninsured losses.

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CHAMBERS DEVELOPMENT COMPANY,
INC.:

     We have audited the accompanying consolidated balance sheets of Chambers Development Company, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chambers Development Company, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note B, the Company changed its method of accounting for contributions effective January 1, 1994.

Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 30, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth certain information about the directors of the Company.

NAME, PRINCIPAL                     YEAR FIRST
OCCUPATION, AGE                       ELECTED                 CERTAIN OTHER INFORMATION
---------------                       -------                 -------------------------
JOHN G. RANGOS, SR. (65)                1973       Mr. Rangos has served in his present position
  Chairman and Chief                               since January 1994. Prior thereto, he served as
  Executive Officer,                               President and Chief Executive Officer of the
  Chambers Development                             Company from 1973 to January 1994. Mr. Rangos
  Company, Inc.                                    is the father of John G. Rangos, Jr., Vice
                                                   Chairman-Administration and Technology, and
                                                   Secretary, of the Company, and Alexander W.
                                                   Rangos, President and Chief Operating Officer
                                                   of the Company.

MICHAEL J. PERETTO (55)                 1975       Mr. Peretto served as Vice President-Special
  Retired Vice President-                          Projects of the Company until his retirement in
  Special Projects,                                1989. He had been employed by the Company since
  Chambers Development                             its founding.
  Company, Inc.

ALEXANDER W. RANGOS (34)                1985       Mr. Rangos has served in his present position
  President and Chief                              since January 1994. Prior thereto, he served as
  Operating Officer,                               a field manager from 1981 to 1984, as Manager
  Chambers Development                             of the Southern Region from 1984 to 1985, as
  Company, Inc.                                    Executive Vice President-Corporate Development
                                                   from 1985 to 1990, and as Executive Vice
                                                   President-Operations and Corporate Development
                                                   from 1990 to 1994. Mr. Rangos is a son of John
                                                   G. Rangos, Sr., Chairman and Chief Executive
                                                   Officer of the Company, and the brother of John
                                                   G. Rangos, Jr., Vice Chairman-Administration
                                                   and Technology, and Secretary, of the Company.

JOHN G. RANGOS, JR. (37)                1985       Mr. Rangos has served in his present position
  Vice Chairman-                                   since January 1994. Prior thereto, he served as
  Administration and                               Assistant Manager and Manager of Landfill
  Technology, and Secretary,                       Operations, and Executive Vice
  Chambers Development                             President-Operations until 1990, and Executive
  Company, Inc.                                    Vice President-Administration and Technology
                                                   from 1990 to 1994. He commenced full-time
                                                   employment with the Company in 1978. Mr. Rangos
                                                   is a son of John G. Rangos, Sr., Chairman and
                                                   Chief Executive Officer of the Company, and the
                                                   brother of Alexander W. Rangos, President and
                                                   Chief Operating Officer of the Company.

NAME, PRINCIPAL                       YEAR FIRST
OCCUPATION, AGE                        ELECTED                 CERTAIN OTHER INFORMATION
---------------                       ---------                -------------------------
WILLIAM E. MOFFETT (64)                 1987       Mr. Moffett has served on the Company's Board
  Retired Chairman of the                          of Directors since January 1987. In May 1985,
  Board and Chief Executive                        he retired as President of the Gulf Oil
  Officer, Chatham                                 Foundation and as Vice President-Public Affairs
  Enterprises, Inc.                                of Gulf Oil Corporation, having joined Gulf Oil
  (real estate development)                        Corporation in 1969 and served in a number of
  and Hazmed, Inc.                                 managerial assignments for that company and its
  (environmental services)                         subsidiaries. Mr. Moffett currently provides
                                                   consulting services to the Company in its
                                                   public affairs and marketing of special waste
                                                   services.

JOHN M. ARTHUR (72)                     1989       Mr. Arthur has served on the Company's Board of
  Retired Chairman,                                Directors since February 1989. He served as
  Duquesne Light Company                           Chairman of the Board of Duquesne Light Company
  (electric utility)                               from 1968 until his retirement in September
                                                   1987. Mr. Arthur currently provides consulting
                                                   services to the Company in the marketing of
                                                   special waste services.

JOSEPH G. STOTLEMYER (53) Vice          1990       Mr. Stotlemyer has served in his present
  President-Support                                position since May 1990. Prior thereto, he
  Services,                                        served with the Company as Director of
  Chambers Development                             Corporate Security. From 1966 until joining the
  Company, Inc.                                    Company in January 1987, Mr. Stotlemyer was
                                                   employed by the City of Pittsburgh, Department
                                                   of Public Safety.

PETER J. GIBBONS (59)                   1993       Mr. Gibbons has served on the Company's Board
  Retired Senior Partner,                          of Directors since August 1993. Prior thereto,
  Price Waterhouse                                 he was affiliated with the accounting firm of
  (accounting firm)                                Price Waterhouse from 1961 until his retirement
                                                   in 1993.

     The following sets forth information regarding the other executive officers of the Company:

     William Rodgers, Jr. (age 45) joined the Company in September 1991, serving as Vice President of Corporate Development. Since April 1992, Mr. Rodgers has served as Chief Financial Officer, having been appointed as Senior Vice President in January 1994. From 1986 until joining the Company, Mr. Rodgers was employed by National Intergroup, Inc. as Vice President, General Counsel and Secretary.

     Peter V. Morse (age 48) joined the Company in May 1988 and served as Corporate Development Project Analyst until January 1989. From February 1989 to June 1989, he served as Director-Administration and Planning. From July 1989 to December 1990, he served as Assistant Vice President-Corporate Development and Planning. From January 1991 until September 1991, he served as Assistant Vice President-Operations and Corporate Development. From September 1991 to January 1994, he served as Vice President of Operations. Since January 1994 he has served as Senior Vice President of Marketing and Development.

     Edward N. Durand (age 41) joined the Company in September 1986 and has served as Vice President and General Counsel since that time.

     David J. Feals (age 37) joined the Company in November 1992 and has served as Vice President and Corporate Controller since that time. Since June 1993, he has also served as Chief Accounting Officer. From August 1989 until joining the Company, Mr. Feals was employed by Beazer USA, Inc. as its Vice President and Controller.

     Ronald H. Jones (age 44) joined the Company in July 1989 and served as Assistant Vice President of Finance until November 1990. From December 1990 until June 1992, he served as Director of Corporate Development. From July 1992, he served as Treasurer, and since January 1994 he has served as Vice President and Treasurer.

     Allan D. Pass (age 45) joined the Company in September 1991 and has served as Vice President of Human Resources since that time. From 1986 until joining the Company, Dr. Pass was employed by National Behavioral Science Consultants, as Director.

     Lawrence J. Yatch (age 50) joined the Company in October 1991 and served as Vice President of Special Projects and Government Relations until June 1992. Since July 1992, he has served as Vice President of Public Affairs. From April 1988 until joining the Company, Mr. Yatch was a partner in the law firm of Klett, Lieber, Rooney & Schorling.

     Jack D. Weertman (age 44) joined the Company in May 1991 and served as Controller, Southern Region, until August 1991. From September 1991 to January 1994, he served as Regional Vice President of Operations, Southern Region. From January 1994 until March 1995, he served as Senior Vice President of Operations. From July 1979 until joining the Company, Mr. Weertman was employed by Waste Management, Inc. as a Regional Vice President.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate remuneration paid or accrued during the years ended December 31, 1994, 1993 and 1992 for the chief executive officer and the other four executive officers of the Company (the "Named Executives") who were most highly compensated during 1994.

                            SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                              COMPENSATION
                                                                                                 AWARDS
                                                                                              ------------
                                                      ANNUAL COMPENSATION        OTHER           STOCK
            NAME AND PRINCIPAL                       ---------------------       ANNUAL         OPTIONS
                 POSITION                    YEAR     SALARY     BONUS(1)     COMPENSATION      (SHARES)
            ------------------               ----     ------     --------     ------------     ----------
John G. Rangos, Sr........................   1994    $662,000     $     0          $0                 0
Chairman and                                 1993     662,000           0           0                 0
Chief Executive Officer                      1992     709,769           0           0                 0

Alexander W. Rangos.......................   1994     314,746           0           0            38,700
President and Chief                          1993     282,000           0           0                 0
Operating Officer                            1992     339,144           0           0                 0

John G. Rangos, Jr........................   1994     314,746           0           0            38,700
Vice Chairman-                               1993     282,000           0           0                 0
Administration and                           1992     339,144           0           0                 0
Technology, and Secretary

William Rodgers, Jr.......................   1994     245,177           0           0            30,000
Senior Vice President                        1993     203,831      65,000           0            30,000
and Chief Financial Officer                  1992     188,231           0           0            40,000

Peter V. Morse............................   1994     217,092           0           0            30,000
Senior Vice President                        1993     160,750           0           0            30,000
of Marketing and Development                 1992     165,683           0           0            40,000

---------

(1) Amount shown represents cash bonus and is included in the year earned.

     The following table sets forth information concerning stock options granted to the Named Executives under the Company's stock option plans during the year ended December 31, 1994.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL
                                                                                                   REALIZABLE
                                                  INDIVIDUAL GRANTS                             VALUE AT ASSUMED
                            --------------------------------------------------------------      ANNUAL RATES OF
                                            PERCENTAGE OF                                         STOCK PRICE
                                            TOTAL OPTIONS                                       APPRECIATION FOR
                               STOCK         GRANTED TO                                           OPTION TERM
                              OPTIONS         EMPLOYEES      EXERCISE PRICE     EXPIRATION    --------------------
          NAME              GRANTED (1)        IN 1994       (PER SHARE) (2)       DATE         5%          10%
          ----              -----------     -------------    ---------------    ----------      ---         ---
John G. Rangos, Sr.......          --             --                 --                --          --           --
Alexander W. Rangos......      38,700            6.8%             $2.25           9/27/04     $54,800     $138,800
John G. Rangos, Jr.......      38,700            6.8               2.25           9/27/04      54,800      138,800
William Rodgers, Jr......      30,000            5.3               2.25           9/27/04      42,500      107,600
Peter V. Morse...........      30,000            5.3               2.25           9/27/04      42,500      107,600

---------

(1) The options have a maximum term of ten years, subject to earlier termination in certain events related to termination of employment; and become exercisable in cumulative annual increments of 25% each year commencing one year after the date of grant.

(2) The exercise price and tax withholding obligations related to exercises may be satisfied by the delivery to the Company of cash or previously owned shares of the Company's Class A Common Stock.

     The following table sets forth information concerning stock options exercised during the year ended December 31, 1994, and unexercised options at December 31, 1994, for each of the Named Executives.

                  AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND 1994 YEAR-END OPTION VALUES

                                                          NUMBER OF
                         NUMBER OF                       UNEXERCISED               VALUE OF UNEXERCISED
                          SHARES       VALUE              OPTIONS AT               IN-THE-MONEY OPTIONS
                         ACQUIRED     REALIZED        DECEMBER 31, 1994            AT DECEMBER 31, 1994
                           UPON         UPON          -----------------            ---------------------
         NAME            EXERCISE     EXERCISE    EXERCISABLE    UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
         ----           ---------     --------    -----------    -----------    -----------    -------------
John G. Rangos, Sr....      --           --              --             --           --               --
Alexander W. Rangos...      --           --         100,750         44,950           $0          $62,900
John G. Rangos, Jr....      --           --         100,750         44,950            0           62,900
William Rodgers,
  Jr..................      --           --          15,500         84,500            0           48,800
Peter V. Morse........      --           --          26,800         84,500            0           48,800

     Each director who is not an officer or employee of the Company is entitled to receive an annual director's fee of $24,000. Each director who is a member of the Human Resources Committee, the Special Litigation Committee or the Audit Committee receives an additional fee of $3,000 annually for each committee. Each nonemployee director is entitled to receive options for 2,000 shares per year of the Company's Class A Common Stock under the Directors' Stock Option Plan. The options have a 10-year term, become exercisable one year after the date of grant, and have an option price equal to fair market value on the date of grant.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

     In February 1993, the Company entered into employment agreements with eight of its then current key executives, William Rodgers, Jr., Senior Vice President; Peter V. Morse, Senior Vice President of Marketing and Development; Jack D. Weertman, former Senior Vice President of Operations; Edward N. Durand, Vice President and General Counsel; David J. Feals, Vice President and Corporate Controller; Ronald H. Jones, Vice President and Treasurer; Lawrence J. Yatch, Vice President of Public Affairs; and Joseph G. Stotlemyer,

Vice President of Support Services. These agreements were subsequently replaced with substantially similar agreements, and the current agreements expire on February 2, 1996. The agreements provide for the continued employment of such executives in capacities, and compensation on a basis, commensurate with their capacities and compensation as of the commencement of the agreements. The agreements contemplate, further, that in the event the executive's employment is terminated during such period (a) by the executive because either he has not been employed in a commensurate capacity or he has not been commensurately compensated or (b) by the Company other than for just cause, the executive would be entitled to receive two years of salary and average bonus under the Company's management incentive compensation plan. The agreements also provide that the executive shall be entitled to three years of salary and maximum bonus if a change in control occurs and the executive is not offered employment with the successor company on essentially commensurate terms.

     The following table sets forth the annual compensation provided for in the employment agreements with the eight key executives referenced above.

                   EXECUTIVE                      TERMINATION OF EMPLOYMENT    CHANGE IN CONTROL
                   ---------                      -------------------------    -----------------
William Rodgers, Jr............................            $493,333                $1,210,950
Jack D. Weertman*..............................             450,000                 1,210,950
Peter V. Morse.................................             450,000                 1,210,950
Edward N. Durand...............................             380,158                 1,023,005
Lawrence J. Yatch..............................             380,000                   861,120
David J. Feals.................................             292,140                   786,148
Ronald H. Jones................................             281,406                   663,780
Joseph G. Stotlemyer...........................             248,394                   668,428

     * As of March 24, 1995, Mr. Weertman was no longer employed by the Company.

     The Company also has entered into an employment agreement with one other executive, Allan D. Pass, Vice President-Human Resources. The agreement with Dr. Pass provides for a five-year term of employment commencing in September 1991 at an annual base salary of $175,000; if the agreement is terminated by the Company without due cause, Dr. Pass is entitled to be paid his base salary through the remainder of the term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     In their capacities as consultants to the Company, William E. Moffett and John M. Arthur, who are also members of the Company's Board of Directors, received $144,000 and $30,000, respectively, for consulting services rendered during 1994. Mr. Moffett performs consulting services for the Company in public affairs and marketing of special waste services. Mr. Arthur performs consulting services for the Company in the marketing of special waste services.

     Mr. Arthur and Mr. Moffett are members of the Human Resources Committee of the Board of Directors and are not current or former officers or employees of the Company or any of its subsidiaries. Michael J. Peretto is a member of the Human Resources Committee and served as Vice President-Special Projects of the Company until his retirement in 1989.

                    REPORT OF THE HUMAN RESOURCES COMMITTEE

     As members of the Human Resources Committee of Chambers Development Company, Inc. (the "Committee"), it is our duty to review the annual compensation paid to the Chief Executive Officer and each of the other executive officers of the Company and to administer the Company's various incentive plans, including its stock option plan and its management incentive compensation plan. This report relates to the compensation paid to the Chief Executive Officer and the other executive officers of the Company during the year ended December 31, 1994.

COMPENSATION POLICY AND OBJECTIVES

     The compensation policy of the Company, which is endorsed by the Committee, is that a substantial portion of the annual compensation of each executive officer is based upon his individual contribution to the Company and the function for which he is responsible. This is particularly applicable with respect to the determination of the base salary of executive officers. The Company has retained the services of Hay Management Consultants ("HMC"), a compensation consulting firm, to assist the Committee in connection with the performance of its various duties. The Committee currently evaluates various factors utilized by HMC in reviewing certain aspects of management's compensation. Members of the Committee also review compensation surveys provided by HMC and others. The basis for determining the relative values of the Company's various executive officers has been and will continue to be a combination of market pricing to attract and retain talented and dedicated individuals, the Committee's subjective evaluation of the officers' professional contributions and the relative internal importance of the position, as ranked through the HMC job evaluation system, with subjective evaluation and market pricing being the more dominant influences.

BASE SALARY OF THE CHIEF EXECUTIVE OFFICER

     John G. Rangos, Sr.'s base salary for 1994, as Chief Executive Officer, was based principally upon the Committee's subjective perception of Mr. Rangos, Sr.'s organizational responsibilities, contributions and experience and the commitment which Mr. Rangos, Sr. made towards the growth and development of the Company. Mr. Rangos, Sr.'s base salary for 1992, 1993 and 1994 was approved by the Committee in November 1991, and was subsequently reduced pursuant to the Company's salary reduction program described below.

INCENTIVE COMPENSATION FOR EXECUTIVE OFFICERS

     Under the Company's management incentive compensation plan for its key managerial personnel, in which approximately 150 employees are eligible to participate, bonuses are paid based on each officer's performance and the performance of the Company. A separate program was established by the Committee in 1991 with respect to Mr. Rangos, Sr., and is described below.

     Currently all of the senior executive officers, other than Mr. Rangos, Sr., are eligible to participate in the management incentive compensation plan. The purpose of the management incentive plan is to:

     - Focus key management's efforts on performance which will increase the value of the Company to its stockholders;

     - Align the interests of key management with those of the stockholders;

     - Provide a highly competitive short- and long-term incentive and capital accumulation opportunity;

     - Provide a significant retention incentive for selected key managers; and

     - Develop a sense of teamwork, participation and partnership at all organizational levels.

     The plan provides for a cash bonus based on the performance of the Company and the individual during a twelve-month performance cycle. The Company's goals consist of developmental progress as measured by operating objectives, targeted levels of return on equity, and total stockholder return (measured by stock price performance and dividend yield) compared to the total stockholder return achieved by peer companies.

     The Company's performance, for purposes of compensation decisions, is measured under the management incentive compensation plan against goals established prior to the start of the year by the Committee and is reviewed and approved by the Committee. No executive officer received incentive compensation awards in 1994, other than an award of $5,859 to Ronald H. Jones.

INCENTIVE COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

     Prior to 1991, in determining incentive compensation for John G. Rangos, Sr. as Chief Executive Officer during 1994, the Committee examined on a subjective basis the individual performance of Mr. Rangos, Sr.

and the performance of the Company. In 1991 the Committee established a separate incentive compensation plan for Mr. Rangos, Sr. which provided for stock and cash bonuses based on corporate performance goals relating to earnings per share and return on average equity. This plan provided for an annual potential bonus of up to 50,000 shares of Common Stock, plus cash equal to all federal, state and local income taxes due and payable as a result of the distribution of the shares of stock. Based upon the criteria in this program, John G. Rangos, Sr. was not paid an incentive compensation award for the years 1993 or 1994.

STOCK OPTION PLANS

     The purpose of the Company's 1988 Stock Option Plan and its 1993 Stock Incentive Plan (collectively the "Plan") is to focus on key individuals who, in the judgment of the Committee, can be expected to contribute to the management and growth of the Company. Additionally, in concert with the Company's compensation philosophy, the purposes of the Plan are to:

     - Align the interests of key individuals with those of the stockholders;

     - Develop a sense of teamwork, participation and partnership at all organization levels; and

     - Provide a significant retention compensation element.

     During 1994, the Committee consulted with the firm of Towers Perrin, Inc. ("TP") in considering stock option grants to each of the executive officers of the Company under the Plan.

     The Committee worked with TP, and TP met with key executives to develop a comprehensive understanding of current organizational business and compensation objectives. TP reviewed on an individual-by-individual basis the proposed awardee's current salary and organizational level in the context of the proposed award. These levels were then compared to competitive standards based upon TP's studies and surveys. TP also considered these factors in formulating the basis for the proposed stock option awards to be used for recruitment and retention purposes, in conjunction with established individual award guidelines, organizational responsibility, past practice and, where appropriate, demonstrated performance. TP additionally reviewed the vesting schedule utilized for recruitment and retention purposes as contrasted with the vesting schedule for ongoing Plan award purposes. Finally, TP studied the Plan itself, including shares reserved for the Plan as a percentage of total outstanding shares and the proposed awards compared to Institutional Shareholder Services, Inc.'s annual dilution guidelines.

     In October 1993, following consultation with TP, the Company adopted the use of the Black-Sholes method in the determination of the size of stock option awards. Officers received stock options which were based on their organizational responsibilities and positions within the Company. In determining the stock option grants, the Company utilized a total compensation philosophy and objectives which took into consideration base salaries, short-term incentives, long-term incentives and benefits. As part of this integrated approach, it was agreed that emphasis should be placed upon providing selected individuals with long-term incentives through the utilization of the Plan.

     The Company believes that stock options granted under the 1993 Stock Incentive Plan qualify as "performance-based compensation" under Section 162(m) of the Internal Revenue Code and the Company does not currently anticipate that it will be affected by the limitation under Section 162(m) on deduction of executive compensation. However, the Company entered into employment contracts with several key executives prior to the enactment of Section 162(m), and if the executives received the severance benefits provided under the terms of the employment contracts, Section 162(m) could be applicable.

1992 SALARY REDUCTION PROGRAM

     Effective May 1, 1992, the Company implemented a management salary reduction program which affected all management employees, including executive officers who receive a base compensation of $70,000 and above. The Company believed that all members of management should participate in the Company's comprehensive cost reduction effort. The management salary reduction program mandated that all employees with a base salary of over $70,000 be subject to a 10% reduction of salary over $70,000 up to $100,000. Base salary between $100,000 and $200,000 was reduced by 15%, and base salary of more than $200,000 was reduced by 20%. Effective in March 1994, the Committee authorized the reinstatement of salary levels to their former amounts.

     In November 1992, the Company, in its continuing effort to enhance its competitive capabilities within the market place, made a temporary adjustment in the administration of compensation guidelines by freezing compensation to salaried personnel. The temporary compensation policy changes mandated that no merit increases would be granted to any such employees for a period of one year. In February 1994, the Committee authorized the resumption of merit increases, retroactive to December 20, 1993.

                                   HUMAN RESOURCES COMMITTEE

                                   William E. Moffett, Chairman

                                   John M. Arthur

                                   Peter J. Gibbons

                                   Michael J. Peretto

March 29, 1995

                           COMPANY STOCK PERFORMANCE

     The following graph compares the cumulative total returns (assuming reinvestment of dividends) for the five years ended December 31, 1994 of $100 invested on December 31, 1989 in each of the Company's Class A Common Stock, the Standard & Poor's 500 Stock Index and the Standard and Poor's Pollution Control Index.

                  COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
            AMONG CHAMBERS CLASS A COMMON STOCK, THE S & P 500 INDEX
                     AND THE S & P POLLUTION CONTROL INDEX

                                   CHAMBERS                          S & P
      MEASUREMENT PERIOD           CLASS A                         POLLUTION
    (FISCAL YEAR COVERED)        COMMON STOCK      S & P 500        CONTROL
          1989                       100             100             100
          1990                       113              97              89
          1991                       199             126             105
          1992                        40             136             105
          1993                        24             150              77
          1994                        23             152              80

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.

     At the close of business on March 20, 1995, the Company had outstanding 15,592,068 shares of its Common Stock at the par value of $.50 per share and 51,197,059 shares of its Class A Common Stock of the par value of $.50 per share. The holders of such Common Stock and Class A Common Stock are entitled to ten votes and one vote, respectively, for each share. In accordance with the Company's Certificate of Incorporation, the holders of shares of Common Stock and of Class A Common Stock vote together as a single class, except that, at every meeting of stockholders called for the election of directors, the holders of shares of Class A Common Stock are entitled to elect one-quarter of the number of directors to be elected at such meeting or, if one-quarter of such number of directors is not a whole number, the holders of shares of Class A Common Stock are entitled to elect the next higher whole number of directors to be elected at such meeting. The remaining directors are elected by the holders of shares of Class A Common Stock and of Common Stock, voting together as a single class. The Certificate of Incorporation and By-Laws of the Company do not permit cumulative voting in the election of directors, which means that the holders of more than fifty percent of the shares of Class A Common Stock voted at the meeting, and the holders of shares of Class A Common Stock and of Common Stock representing more than fifty percent of the aggregate voting power of all shares of Class A Common Stock and of Common Stock voted at the meeting, respectively, can each elect all of the directors to be elected by each such group, and the holders of shares representing the remainder of the voting power cannot elect any of the directors to be elected by either such group.

     The number of shares of the Company's Class A Common Stock and Common Stock beneficially owned by each director, each Named Executive and each owner of 5% or more of a class of stock, and by all directors and executive officers of the Company as a group, at December 31, 1994, and the percentage of the Company's outstanding Class A Common Stock and Common Stock so owned, are as follows:

                                 TITLE OF CLASS AND AMOUNT
                                  OF BENEFICIAL OWNERSHIP           PERCENTAGE OF CLASS
                                ----------------------------        -------------------
      NAME AND ADDRESS            CLASS A                         CLASS A
   OF BENEFICIAL OWNER(1)       COMMON STOCK    COMMON STOCK    COMMON STOCK    COMMON STOCK
   ----------------------       ------------    ------------    ------------    ------------
John G. Rangos, Sr...........     8,963,120       9,598,120         17.5%           61.6%
John G. Rangos, Jr. (2)(3)...     2,237,940       2,646,040          4.4%           17.0%
Alexander W. Rangos (2)(3)...     2,148,340       2,666,040          4.2%           17.1%
Joseph G. Stotlemyer (4).....        44,500          14,050          (14)            (14)
Michael J. Peretto (5).......         8,000           2,600          (14)            (14)
John M. Arthur (6)...........        13,146           1,000          (14)            (14)
William E. Moffett (7).......        14,000              --          (14)             --
Peter J. Gibbons (8).........         4,000              --          (14)             --
William Rodgers, Jr. (9).....        20,500           3,000          (14)            (14)
Peter V. Morse (10)..........        28,700              --          (14)             --
All Directors and Executive
  Officers as a Group
  (16 persons) (11)(12)......    12,175,080      13,478,850         23.8%           86.4%
John Rangos Development
  Corporation, Inc. (2)......     1,452,000       1,452,000          2.8%            9.3%
Lindner Fund, Inc. (13)......     4,699,800              --          9.2%             --

---------

 (1) The address of all beneficial owners is the Company's address at 10700 Frankstown Road, Pittsburgh, Pennsylvania 15235, with the exception of Lindner Fund, Inc., whose address is 7711 Carondelet Avenue, Box 16900, St. Louis, Missouri 63105.

 (2) The number of shares and percentages shown include the registered holdings of such person and, in addition, 1,452,000 shares of each class beneficially owned as a result of ownership of stock of John Rangos Development Corporation, Inc., the sole stockholders of which are John G. Rangos, Jr. and Alexander W. Rangos, individually and as trustees for Jenica A. Rangos. As a result, the same 1,452,000 shares of each class are included above for each of John Rangos Development Corporation,

     Inc., John G. Rangos, Jr. and Alexander W. Rangos. John G. Rangos, Jr. and Alexander W. Rangos are the sons, and Jenica A. Rangos is the daughter, of John G. Rangos, Sr.

 (3) Includes 107,000 shares of Class A Common Stock which may be acquired by each of John G. Rangos, Jr. and Alexander W. Rangos pursuant to stock options exercisable currently or within 60 days of this report.

 (4) Includes 44,500 shares of Class A Common Stock which may be acquired by Joseph G. Stotlemyer pursuant to stock options exercisable currently or within 60 days of this report.

 (5) Includes 8,000 shares of Class A Common Stock which may be acquired by Michael J. Peretto pursuant to stock options exercisable currently or within 60 days of this report.

 (6) Includes 10,000 shares of Class A Common Stock which may be acquired by John M. Arthur pursuant to stock options exercisable currently or within 60 days of this report.

 (7) Includes 14,000 shares of Class A Common Stock which may be acquired by William E. Moffett pursuant to stock options exercisable currently or within 60 days of this report.

 (8) Includes 4,000 shares of Class A Common Stock which may be acquired by Peter J. Gibbons pursuant to stock options exercisable currently or within 60 days of this report.

 (9) Includes 15,500 shares of Class A Common Stock which may be acquired by William Rodgers, Jr. pursuant to stock options exercisable currently or within 60 days of this report.

(10) Includes 28,300 shares of Class A Common Stock which may be acquired by Peter V. Morse pursuant to stock options exercisable currently or within 60 days of this report.

(11) Includes 1,452,000 shares of each class owned by John Rangos Development Corporation, Inc.

(12) Includes 457,800 shares of Class A Common Stock which may be acquired pursuant to stock options exercisable currently or within 60 days of this report.

(13) Based upon a report on Schedule 13G received by the Company on February 3, 1995. Lindner Fund, Inc. is an investment company.

(14) Less than 1.0%.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of the Common Stock and Class A Common Stock. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal years ended December 31, 1994, all section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On November 14, 1985, John G. Rangos, Sr., John G. Rangos, Jr. and Alexander W. Rangos, doing business as Synergy Associates, completed the private placement of a $3,000,000 Allegheny County Industrial Development Variable Rate Demand Note, initially bearing interest at a floating rate equal to 63% of the prime interest rate of PNC Bank, to finance the conversion of existing property into the current headquarters of the Company. The outstanding principal balance of such note as of November 16, 1994 was $1,945,000. The lender has agreed not to exercise its right to demand payment before November 1, 1995. Synergy Associates is directly liable on the instrument, which is secured by the property, but the Company, as the tenant of the facility, was required by the lender to guarantee the financing. Under the lease, which was entered into in December 1986, Synergy Associates passed through to the Company certain federal income tax credits. Through March 1987, it was determined that the amount of such tax credits passed through to the Company exceeded $500,000. Because the amount of these tax credits substantially exceeded the expectations of the parties at the time the lease was entered into, the Company agreed to modify the lease to provide to Synergy Associates the option, exercisable at any time, to have the Company prepay the twentieth year's rent in an amount equal to the rent that is due in the year in which the option is exercised. This option was exercised in April 1988, and the Company made the aforementioned payment in the amount of approximately $752,000. The lease provides for a renewal term of ten years, following the expiration of the initial twenty-year term. This long-term leasing arrangement and guarantee by the Company of the financing discussed above were approved by a majority of the disinterested directors of the Company on November 1, 1985. The cost to the Company as lessee, including the cost of construction paid for by the Company, is approximately $19.47 per square foot per year, based upon 57,238 square feet of rented space. Aggregate payments under the lease during 1994 were approximately $1,018,000. The lease provides for annual rent increases based upon inflation, increases in insurance costs and real estate taxes, and changes in the debt service costs to Synergy Associates. Pursuant to the terms of the settlement agreement executed by counsel to the certain derivative litigation affecting Chambers (see Item 3, "Legal Proceedings"), the Rangos family has agreed to cause Synergy Associates to contribute the building, subject to the existing mortgage, to Chambers, which will result in the extinguishment of future lease obligations which, as of December 31, 1994, totaled approximately $11,140,000, including $918,000 representing interest and $8,026,000 representing executory costs. A third party independent appraiser has assigned such future lease obligations a present value of approximately $8,910,000. In conjunction with the transfer of the building, Synergy Associates and Chambers intend to resolve claims made by Synergy Associates for outstanding rental adjustments.

     On July 8, 1993, Chambers entered in a purchase option with John G. Rangos, Sr., to acquire approximately 68.45 acres of land which are contiguous to Chambers' Monroeville landfill in Pennsylvania. The option, which extends through December 31, 1996, and for which Mr. Rangos was paid $87,000, grants to Chambers the right to purchase the property for $2,982,000, which is the fair market value indicated by an independent appraisal of the property in June 1993. Mr. Rangos currently owns an undivided 70% interest in the property and holds an option to acquire the remaining 30% undivided interest from, among others, Michael J. Peretto, a director of Chambers, for $894,600. USA Waste has agreed that at the effective time of the Merger it will cause Chambers to exercise its right to acquire such property pursuant to the option agreement.

     In September 1989, the Board of Directors authorized a program supporting the purchase of the common stock of the Company by officers, which provided for a guarantee by the Company of the payment of amounts due pursuant to loans made by Dollar Bank, Federal Savings Bank, to certain persons then serving as officers of the Company, William R. Nelson, Edward N. Durand, Frank D. Hutchinson, Dale O. Nolder, Jr., John J. Cushma and Joseph G. Stotlemyer, and one of its advisors, Martin G. Hamberger. In August 1990, the Board of Directors authorized the guarantee by the Company of payments of amounts due pursuant to a loan made by Dollar Bank to Richard A. Knight. The proceeds of such loans were mandated to be used by such persons to acquire shares of the common stock of the Company. The program required that all persons pledge the shares of their stock as collateral for the Company's guarantee of their loans. Messrs. Hutchinson, Hamberger, Knight, Nelson and Nolder are no longer employed by the Company. The Company was released from its guaranty upon the repayment of the loans by Messrs. Hutchinson and Hamberger. During 1992, the Company acquired from Dollar Bank the notes owing from Messrs. Knight, Nelson, Durand, Nolder, Cushma and Stotlemyer, and currently holds the notes from those individuals. The aggregate amount of such notes is $1,680,000.

     Pursuant to the terms of the Merger Agreement, certain of the principal shareholders of USA Waste and Chambers will enter into a Shareholders Agreement (the "Shareholders Agreement") at the effective time of the Merger. The Shareholders Agreement will provide, among other things, for certain matters to require the approval of a two-thirds vote of the Board of Directors of USA Waste and for certain members of the Rangos family, principal shareholders of Chambers ("Rangos Shareholders"), to participate in the naming of members of USA Waste's Board of Directors and Executive Committee. The Shareholders Agreement will remain in effect until the aggregate number of shares of USA Waste common stock beneficially held by the Rangos Shareholders and their affiliates is less than 5% of the outstanding shares of USA Waste common stock. Pursuant to the Shareholders Agreement, USA Waste will agree to use its best efforts to cause two representatives of the Rangos Shareholders (who initially will be John G. Rangos, Sr. and Alexander W. Rangos) to be appointed as directors of USA Waste. In addition, during the term of the Shareholders Agreement, USA Waste and the Rangos Shareholders will use their best efforts to cause the Board of

Directors to include at all times (in addition to the two directors designated by the Rangos Shareholders) four independent directors who are approved by at least four members of the Executive Committee of the Board of Directors. The Shareholders Agreement will also provide that USA Waste will use its best efforts to establish and maintain an Executive Committee of the Board of Directors consisting of five directors and to cause the Executive Committee to include the two directors designated by the Rangos Shareholders. It is currently anticipated that the four directors to be approved by the Executive Committee will be George L. Ball, Richard J. Heckmann, William E. Moffett, and Peter J. Gibbons. Following the Merger, John E. Drury will be Chairman of USA Waste, Donald F. Moorehead, Jr. and John G. Rangos, Sr. will become Vice Chairmen, and Alexander W. Rangos will become Executive Vice President for Landfill Development.

     After the Merger is consummated, John G. Rangos, Sr., Chairman and Chief Executive Officer of Chambers, will become a Director and Vice Chairman of USA Waste. Alexander W. Rangos, President and Chief Operating Officer of Chambers, will become a Director and Executive Vice President for Landfill Development of USA Waste for a five-year term at a base salary of $275,000 per year. In addition, at the Effective Time, USA Waste will enter into a consulting and non-compete agreement with each of John G. Rangos, Sr. and John G. Rangos, Jr., Vice Chairman and Secretary of Chambers, providing for annual compensation of $450,000 and $250,000, respectively, for a term of five years each.

     In February 1993, Chambers entered into employment agreements with certain of its key executives that provide such executives with rights to severance benefits if employment with Chambers ceases under specified circumstances in connection with a "change of control" of Chambers such as the Merger. Such agreements were replaced effective as of February 1995 with agreements substantially similar to the prior agreements except with respect to certain termination provisions unrelated to the change of control termination provisions. If all such rights were to be exercised, Chambers would be obligated to pay a total of $7,635,331 to such executives. The term of each of these agreements ends on February 2, 1996.

     Certain executive officers of Chambers hold options to acquire shares of Chambers Class A Common Stock pursuant to the terms of certain stock option agreements. Such options will become fully vested and exercisable immediately upon a "change of control" such as the Merger.

     The Merger Agreement provides for indemnification of the officers and directors of Chambers against all costs or expenses (including reasonable attorney's fees), judgments, fines, losses, claims, damages, liabilities and amounts paid in settlement in connection with any claim, action, suit, proceeding or investigation, whether civil, criminal, administrative, or investigative, arising out of, relating to, or in connection with any action or omission occurring prior to the Effective Time (including acts or omissions in connection with such persons serving as officers, directors or other fiduciaries in any entity if such service was at the request of Chambers) or arising out of or pertaining to the transactions contemplated by the Merger Agreement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements:

     Report of Independent Auditors

     Consolidated Statements of Operations for the Years Ended December 31, 1994, 1993 and 1992

     Consolidated Balance Sheets, December 31, 1994 and 1993

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994,
     1993 and 1992

     Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules for the Three Years Ended December 31,
       1994:

     Report of Independent Auditors

     Schedule II Valuation and Qualifying Accounts

                 All other schedules are omitted because they are not applicable.

(a)(3) Exhibits:

   2         Amended and Restated Agreement and Plan of Merger, dated as of November 28, 1994, by and among USA Waste Services, Inc., Chambers Acquisition Corporation and
             Chambers Development Company, Inc.
   2(a)      Letter Agreement dated December 19, 1994, between USA Waste Services, Inc. and
             Chambers Development Company, Inc.
   3.1       Certificate of Incorporation of Chambers Development Company, Inc. (Exhibit 3.1
             of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1988, is hereby incorporated by reference.)
   3.2       By-laws of Chambers Development Company, Inc. (Exhibit 3.2 of the Company's
             Annual Report on Form 10-K for the year ended December 31, 1993, is hereby incorporated by reference.)
  10.1       Lease dated December 16, 1953, between the City of Washington and William H.
             Martin; Extension Agreement dated September 30, 1973, between the City of
             Washington and William H. Martin; Agreement dated March 19, 1981, between William
             H. Martin, Inc. and the City of Washington (Exhibit 10.3 of Registration
             Statement on Form S-1, Registration No. 33-00085, is hereby incorporated by reference); Extension Agreement dated February 25, 1988, between the City of
             Washington and William H. Martin, Inc. (Exhibit 10.1(a) of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1987, is hereby incorporated by reference.)
  10.2       Lease Agreement dated July 1, 1973, between Yolanda Nau and Southern Alleghenies
             Disposal Service, Inc. (Exhibit 10.5 of Registration Statement on Form S-1,
             Registration No. 33-00085, is hereby incorporated by reference); Assignment of
             Lease dated December 24, 1985, from Yolanda Nau to Gary A. Nau, David M. Nau and
             James B. Smith. (Exhibit 10.5 of Company's Annual Report on Form 10-K for the
             year ended December 31, 1985, is hereby incorporated by reference.)

  10.3       Amended, Modified and Restated Loan Agreement dated as of March 15, 1991, among
             Chambers Development Company, Inc., NCNB National Bank of North Carolina, Bank of
             New England, N.A., Bank of New York, National City Bank, National Westminster
             Bank USA, Bank One, Columbus, N.A., CoreStates Bank, N.A., Sovran Bank, N.A.,
             Security Pacific National Bank, PNC Bank and Commerzbank Aktiengesellschaft.
             (Exhibit 10.4(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, is hereby incorporated by reference.)
  10.3(a)    Seventh Amendment and Waiver to Amended, Modified and Restated Loan Amended
             Agreement dated as of July 9, 1993, by and among Chambers Development Company,
             Inc. and NationsBank of North Carolina, N.A., Bank of New York, National City
             Bank, National Westminster Bank USA, Philadelphia National Bank, Commerzbank
             Aktiengesellschaft, NationsBank of Virginia, N.A., PNC Bank N.A., Fleet Bank of
             Massachusetts, N.A., Michigan National Bank Exhibit 10.3(b) of the Company's
             Annual Report on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.)
  10.3(b)    Eighth Amendment to Amended, Modified and Restated Loan Agreement, dated as of
             November 21, 1994, by and among Chambers Development Company, Inc. and
             NationsBank of North Carolina, N.A., Bank of New York, National City Bank,
             National Westminster Bank USA, Bank of America NT & SA, Bank One, Columbus, N.A.,
             Philadelphia National Bank, Commerzbank Aktiengesellschaft, NationsBank of
             Virginia, N.A., PNC Bank N.A., Fleet Bank of Massachusetts, N.A. and Michigan
             National Bank. (Exhibit 10.3(b) of the Company's Current Report on Form 8-K dated
             December 15, 1994, is hereby incorporated by reference.)
  10.3(c)    Ninth Amendment to Amended, Modified and Restated Loan Agreement, dated as of
             November 21, 1994, by and among Chambers Development Company, Inc. and
             NationsBank of North Carolina, N.A., Bank of New York, National City Bank,
             National Westminster Bank USA, Bank of America NT & SA, Bank One, Columbus, N.A.,
             Philadelphia National Bank, Commerzbank Aktiengesellschaft, NationsBank of
             Virginia, N.A., PNC Bank N.A., Fleet Bank of Massachusetts, N.A. and Michigan
             National Bank. (Exhibit 10.3(c) of the Company's Current Report on Form 8-K dated
             December 15, 1994, is hereby incorporated by reference.)
  10.4       Indenture between Allegheny County Industrial Development Authority and
             Pittsburgh National Bank, as Trustee, and agreed to by John G. Rangos, Sr.,
             Alexander W. Rangos and John G. Rangos, Jr., individuals trading as Synergy
             Associates, dated as of November 1, 1985; Reimbursement Agreement by and between
             John G. Rangos, Sr., John G. Rangos, Jr. and Alexander W. Rangos, trading and doing business as Synergy Associates, and Dollar Bank, Federal Savings Bank,
             dated as of November 1, 1985; and Guaranty and Suretyship Agreement of William H.
             Martin, Inc., U.S. Services Corporation, Chambers of Georgia, Inc., Chambers of
             South Carolina, Inc., Carrier Engineering, Inc., Security Bureau, Inc., Sandman
             Waste Management, Inc., Chambers Development Company, Inc., John G. Rangos, Sr.,
             John G. Rangos, Jr., and Alexander W. Rangos, dated as of November 1, 1985.
             (Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended
             December 31, 1985, is hereby incorporated by reference.)
  10.5       Lease dated December 29, 1986, between Chambers Development Company, Inc., as
             Lessee, and Synergy Associates, as Lessor. (Exhibit 10.10 of Registration
             Statement on Form S-1, Registration No. 33-12903, is hereby incorporated by reference.); Letter dated April 3, 1987, from Chambers Development Company, Inc.
             to Synergy Associates, amending the Lease dated December 1986 between such parties. (Exhibit 10.10(a) of Amendment No. 2 to Registration Statement on Form
             S-1, Registration No. 33-14519, is hereby incorporated by incorporated by reference.); Addendum to Office Lease Agreement dated April 22, 1988, between
             Chambers Development Company, Inc., as Lessee, and Synergy Associates, as Lessor.
             (Exhibit 10.8(b) of the Company's Annual Report on Form 10-K for the year ended
             December 31, 1988, is hereby incorporated by reference.)

  10.6       Chambers Development Company, Inc. 1988 Stock Option Plan, as amended. (Exhibit
             10 of the Company's Registration Statement on Form S-8, Registration No.
             33-33788, is hereby incorporated by reference.)
  10.7       Chambers Development Company, Inc. 1991 Stock Option Plan for Non-Employee Directors.
             (Exhibit A of the Company's 1991 Proxy Statement is hereby incorporated by reference.)
  10.8       Chambers Development Company, Inc. 1988 Employee Incentive Plan. (Exhibit 10.13
             of the Company's Annual Report on Form 10-K for the year ended December 31, 1987, is hereby incorporated by reference.)
  10.9       Chambers Development Company, Inc. 1993 Stock Incentive Plan. (Exhibit A of the
             Company's 1993 Proxy Statement is hereby incorporated by reference.)
  10.10(a)   Employment Agreement by and between Chambers Development Company, Inc. and
             William Rodgers, Jr. dated as of February 3, 1995.
  10.10(b)   Employment Agreement by and between Chambers Development Company, Inc. and Peter
             V. Morse dated as of February 3, 1995.
  10.10(c)   Employment Agreement by and between Chambers Development Company, Inc. and Jack
             D. Weertman dated as of February 3, 1995.
  10.10(d)   Employment Agreement by and between Chambers Development Company, Inc. and Edward
             N. Durand dated as of February 3, 1995.
  10.10(e)   Employment Agreement by and between Chambers Development Company, Inc. and
             Lawrence J. Yatch dated as of February 3, 1995.
  10.10(f)   Employment Agreement by and between Chambers Development Company, Inc. and David
             J. Feals dated as of February 3, 1995.
  10.10(g)   Employment Agreement by and between Chambers Development Company, Inc. and Ronald
             J. Jones dated as of February 3, 1995.
  10.10(h)   Employment Agreement by and between Chambers Development Company, Inc. and Joseph
             G. Stotlemyer dated as of February 3, 1995.
  10.10(i)   Employment contract by and between Chambers Development Company, Inc. and Allan
             Pass dated September 2, 1991. (Exhibit 10.7(a)(x) of the Company's Annual Report
             on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.)
  10.11      Second Amended and Restated Note Agreement dated as of November 21, 1994, by and among Chambers Development Company, Inc., New York Life Insurance Company, and
             Phoenix Home Mutual Life Insurance Company. (Exhibit 10.10 of the Company's
             Current Report on Form 8-K filed December 15, 1994, is hereby incorporated by reference.)
  10.12      Amended and Restated Secured Note Agreement dated as of November 21, 1994, by and among Chambers Development Company, Inc. and Kemper Investors Life Insurance
             Company, Lumbermens Mutual Casualty Company, Federal Kemper Life Assurance
             Company, The Equitable Life Assurance Society of the United States, Equitable
             Variable Life Insurance Company, IDS Life Insurance Company, IDS Life Insurance
             Company of New York, American Enterprise Life Insurance Company, The Mutual Life
             Insurance Company of New York, MONY Life Insurance Company of America, MONY
             Legacy Life Insurance Company, Monumental Life Insurance Company, AUSA Life
             Insurance Company, PFL Life Insurance Company, Bankers United Life Assurance
             Company, General Services Life Insurance Company, Aid Association for Lutherans,
             Jefferson-Pilot Life Insurance Company, Massachusetts Mutual Life Insurance
             Company, American Family Mutual Insurance Company, American Family Life Insurance
             Company, The Canada Life Assurance Company, Great-West Life & Annuity Insurance
             Company, Fidelity & Guaranty Life Insurance Company, Safeco Life Insurance
             Company, Modern Woodmen of America, Pan-American Life Insurance Company, American
             Life Casualty Insurance Company and West American Insurance Company. (Exhibit
             10.11 of the Company's Current Report on Form 8-K filed December 15, 1994, is hereby incorporated by reference.)

  10.13      Agreement of Sale dated as of November 1, 1989, between Industrial Development
             Authority of the County of Charles City and Chambers Development of Virginia,
             Inc.; Guaranty Agreement dated as of November 1, 1989, by and among Chambers
             Development Company, Inc. and Sovran Bank, N.A., as Trustee. (Exhibit 10.16 of
             the Company's Annual Report on Form 10-K for the year ended December 31, 1989, is hereby incorporated by reference.)
  10.13(a)   First Supplemental Agreement of Sale dated March 1, 1990, between Industrial
             Development Authority of the County of Charles City and Chambers Development of
             Virginia, Inc. (Exhibit 10.16(a) of the Company's Quarterly Report on Form 10-Q
             for the quarter ended March 31, 1990, is hereby incorporated by reference.)
  10.13(b)   Loan Agreement dated November 1, 1991, between Industrial Development Authority of the County of Charles City and Chambers Development of Virginia, Inc. (Exhibit
             10.13(b) of the Company's Annual Report on Form 10-K for the year ended December
             31, 1991, is hereby incorporated by reference.)
  10.14      Loan Agreement dated December 1, 1990, between South Carolina Jobs-Economic
             Development Authority and Chambers Oakridge Landfill, Inc. (Exhibit 10.17 of the
             Company's Annual Report on Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.)
  10.15      Agreement of Sale dated as of December 1, 1991, between Industrial Development
             Authority of Amelia County, Virginia and Chambers Waste Systems of Virginia, Inc.
             (Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended
             December 31, 1991, is hereby incorporated by reference.)
  10.16      Contract dated as of February 19, 1991, between Bergen County Utilities Authority and Chambers Waste Systems of New Jersey, Inc. (Exhibit 10.16 of the Company's
             Annual Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.)
  10.17      Loan Agreement dated March 1, 1992, between Okeechobee County, Florida and
             Chambers Waste Systems of Florida, Inc. (Exhibit 10.17 of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.)
  10.18      Reliance Insurance Company Underwriting and Continuing Indemnity Agreement, dated as of February 26, 1993, among Chambers Development Company, Inc., certain subsidiaries of Chambers Development Company, Inc., John G. Rangos, Sr., and
             Reliance Insurance Company, Reliance Insurance Company of New York, United
             Pacific Insurance Company, United Pacific Insurance Company of New York and
             Planet Insurance Company. (Exhibit 10.18 of the Company's Annual Report on Form
             10-K for the year ended December 31, 1992, is hereby incorporated by reference.)
  10.19      Security Agreement, dated as of February 26, 1993, among Chambers Development
             Company, Inc., certain subsidiaries of Chambers Development Company, Inc. and
             Reliance Insurance Company, Reliance Insurance Company of New York, United
             Pacific Insurance Company, United Pacific Insurance Company of New York and
             Planet Insurance Company. (Exhibit 10.19 of the Company's Annual Report on Form
             10-K for the year ended December 31, 1992, is hereby incorporated by reference.)
  22.1       Subsidiaries of the Company.
  23(a)      Consent of Independent Auditors.
  27.1       Financial Data Schedule.
    (b)      A report on Form 8-K was filed during the fourth quarter of the fiscal year covered by this report, on December 15, 1994, reporting upon (i) the entering into by the registrant of comprehensive amendments to its bank credit facility and senior note agreements, and (ii) the entering into by the registrant of an agreement and plan of merger with USA Waste Services, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHAMBERS DEVELOPMENT COMPANY, INC.

                                                    JOHN G. RANGOS, SR.
                                         By:
                                            --------------------------------
                                                     John G. Rangos, Sr.
                                                Chairman and Chief Executive
                                                         Officer

Dated: March 31, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             JOHN G. RANGOS, SR.                          March 31, 1995
----------------------------------------------
        John G. Rangos, Sr., Director
     Chairman and Chief Executive Officer

             JOHN G. RANGOS, JR.                          March 31, 1995
----------------------------------------------
        John G. Rangos, Jr., Director
      Vice Chairman--Administration and
          Technology, and Secretary

             ALEXANDER W. RANGOS                          March 31, 1995
----------------------------------------------
        Alexander W. Rangos, Director
    President and Chief Operating Officer

             WILLIAM RODGERS, JR.                         March 31, 1995
----------------------------------------------
             William Rodgers, Jr.
          Senior Vice President and
           Chief Financial Officer

             JOSEPH G. STOTLEMYER                         March 31, 1995
----------------------------------------------
        Joseph G. Stotlemyer, Director
       Vice President--Support Services

                DAVID J. FEALS                            March 31, 1995
----------------------------------------------
                David J. Feals
   Vice President and Corporate Controller,
         and Chief Accounting Officer

              MICHAEL J. PERETTO                          March 31, 1995
----------------------------------------------
         Michael J. Peretto, Director

              WILLIAM E. MOFFETT                          March 31, 1995
----------------------------------------------
         William E. Moffett, Director

                JOHN M. ARTHUR                            March 31, 1995
----------------------------------------------
           John M. Arthur, Director

               PETER J. GIBBONS                           March 31, 1995
----------------------------------------------
          Peter J. Gibbons, Director

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Chambers Development Company,
Inc.:

     We have audited the consolidated balance sheets of Chambers Development Company, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated March 30, 1995; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Chambers Development Company, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 30, 1995

                                                                     SCHEDULE II

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)

                                      BALANCE      CHARGED        CHARGED                         BALANCE
                                     BEGINNING     TO COSTS      TO OTHER                         END
                                      OF YEAR      EXPENSES      ACCOUNTS        DEDUCTIONS       OF YEAR
                                      -------      --------      --------        ----------       -------
1994
  Allowance for doubtful accounts      $2,825       $1,447         $--           $(1,109)(1)      $3,163(2)
                                       ------       ------         ---           --------         ------
1993
  Allowance for doubtful accounts      $3,345       $  932         $--           $(1,452)(1)      $2,825(2)
                                       ------       ------         ---           --------         ------
1992
  Allowance for doubtful accounts      $1,651       $2,454         $80(3)        $  (840)(1)      $3,345(2)
                                       ------       ------         ---           --------         ------
  Allowance for unrealized loss
     on marketable equitable
     securities                        $  133       $   --         $--           $  (133)(4)      $   --
                                       ------       ------         ---           --------         ------

---------

(1) Uncollectible accounts written off, net of recoveries.

(2) Includes $363 in 1994 and 1993 and $643 in 1992 related to "Accounts receivable - other" and $1,417 in 1994 and $1,400 in 1993 and 1992 related to "Other assets - other."

(3) Reclassified from accrued expenses.

(4) Credited to "Other income, primarily interest."

                                    EXHIBITS
                                       TO
                                   FORM 10-K
                                       OF

                       CHAMBERS DEVELOPMENT COMPANY, INC.

                                    FOR THE

                          YEAR ENDED DECEMBER 31, 1994

                                 EXHIBIT INDEX

 2         Amended and Restated Agreement and Plan of Merger, dated as of December 19, 1994, by and among USA Waste Services, Inc., Chambers Acquisition Corporation and
           Chambers Development Company, Inc.

 2(a)      Letter Agreement dated December 19, 1994, between USA Waste Services, Inc. and
           Chambers Development Company, Inc.

10.10(a)   Employment Agreement by and between Chambers Development Company, Inc. and William
           Rodgers, Jr. dated as of February 3, 1995.

10.10(b)   Employment Agreement by and between Chambers Development Company, Inc. and Peter V.
           Morse dated as of February 3, 1995.

10.10(c)   Employment Agreement by and between Chambers Development Company, Inc. and Jack D.
           Weertman dated as of February 3, 1995.

10.10(d)   Employment Agreement by and between Chambers Development Company, Inc. and Edward
           N. Durand dated as of February 3, 1995.

10.10(e)   Employment Agreement by and between Chambers Development Company, Inc. and Lawrence
           J. Yatch dated as of February 3, 1995.

10.10(f)   Employment Agreement by and between Chambers Development Company, Inc. and David J.
           Feals dated as of February 3, 1995.

10.10(g)   Employment Agreement by and between Chambers Development Company, Inc. and Ronald
           H. Jones dated as of February 3, 1995.

10.10(h)   Employment Agreement by and between Chambers Development Company, Inc. and Joseph
           G. Stotlemyer dated as of February 3, 1995.

22.1       Subsidiaries of the Company.

23(a)      Consent of Independent Auditors.

27.1       Financial Data Schedule.