Form 10-Q
period 1995-03-31
CHAMBERS DEVELOPMENT CO INC
filed 1995-05-15
CIK 776074

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q

(Mark One)

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 1995

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

                                 (412) 242-6237
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                                 ---         ---

Number of shares of common stock outstanding as of May 5, 1995:

          Common Stock:              15,439,668
          Class A Common Stock:      51,349,459

                       CHAMBERS DEVELOPMENT COMPANY, INC.

                                      INDEX


                                                                       Page
PART I     FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 1995 and 1994                     3

           Condensed Consolidated Balance Sheets at March 31, 1995
           and December 31, 1994                                          4

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1995 and 1994                     6

           Notes to Condensed Consolidated Financial Statements           7

 Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     15


PART II    OTHER INFORMATION

 Item 1.   Legal Proceedings                                             20

 Item 6.   Exhibits and Reports                                          27

SIGNATURE

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


- ------------------------------------------------------------
                                 Three Months Ended March 31,
                                 ---------------------------
                                        1995          1994
- ------------------------------------------------------------
REVENUES                               $54,734       $59,766

COSTS AND EXPENSES
  Operating                             38,442        41,776
  General and administrative             5,837         5,356
  Depreciation and amortization          7,737         9,319
                                       -------       -------
Income from Operations                   2,718         3,315

OTHER INCOME (EXPENSE)
  Other income, primarily interest         629           560
  Interest expense                      (8,591)       (5,726)
                                       -------       -------
Loss Before Income Taxes                (5,244)       (1,851)
Provision for Income Taxes                  25           124
                                       -------       -------
Net Loss                               $(5,269)      $(1,975)
                                       =======       =======


LOSS PER COMMON SHARE                  $  (.08)      $  (.03)
                                       =======       =======



WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                           66,789        66,789
                                        ======        ======

The accompanying notes are an integral part of these financial statements.

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)


- ----------------------------------------------------------------
                                        March 31,    December 31,
                                          1995            1994
                                       -------------------------
                                       (Unaudited)
- ----------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents             $ 16,432        $ 23,548
  Accounts receivable
    Trade, less allowances of
      $1,441 and $1,383, respectively     26,206          28,961
    Other                                    978          13,673
  Funds held in escrow                    12,574           2,210
  Net assets held for sale                 9,432           9,298
  Other current assets                     7,608           7,076
                                        --------        --------
Total current assets                      73,230          84,766
                                        --------        --------
PROPERTY AND EQUIPMENT, less
  accumulated depreciation and
  amortization of $164,958 and
  $158,755, respectively                 355,463         354,428
                                        --------        --------
OTHER ASSETS
  Funds held for escrow requirements
    and construction                      22,726          23,506
  Other                                   24,944          25,798
                                        --------        --------
Total other assets                        47,670          49,304
                                        --------        --------
                                        $476,363        $488,498
                                        ========        ========


The accompanying notes are an integral part of these financial statements.

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars In Thousands, Except Per Share Amounts)


- -----------------------------------------------------------------
                                          March 31,   December 31,
                                            1995          1994
                                         -------------------------
                                         (Unaudited)
- -----------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term
    obligations                            $ 36,874      $ 46,465
  Trade accounts payable                      7,237        10,889
  Accrued liabilities                        33,737        34,751
  Deferred revenues                           4,343         4,881
                                           --------      --------
Total current liabilities                    82,191        96,986
LONG-TERM OBLIGATIONS,
  LESS CURRENT MATURITIES                   210,799       211,016
ACCRUED SHAREHOLDER LITIGATION SETTLEMENT    75,300        75,300
OTHER NONCURRENT LIABILITIES                 49,410        41,264
COMMITMENTS AND CONTINGENCIES                    --            --
STOCKHOLDERS' EQUITY
  Preferred Stock - authorized
     10,000,000 shares; no par value;
     no shares issued                            --            --
  Class A Common Stock - authorized
     100,000,000 shares; par value $.50
     per share; issued 51,197,459 and
     50,829,559 shares, respectively         25,599        25,415
  Common Stock - authorized 50,000,000
     shares; par value $.50 per share;
     convertible into Class A Common
     Stock; issued 15,961,268 and
     16,329,168 shares, respectively          7,981         8,165
  Additional paid-in capital                395,121       395,121
  Accumulated deficit                      (365,888)     (360,619)
                                           --------      --------
                                             62,813        68,082
  Treasury stock, at cost -
     Class A Common Stock, 400 shares;
     Common Stock, 369,200 shares            (4,150)       (4,150)
                                           --------      --------
Total stockholders' equity                   58,663        63,932
                                           --------      --------
                                           $476,363      $488,498
                                           ========      ========

The accompanying notes are an integral part of these financial statements.

                       CHAMBERS DEVELOPMENT COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                  (Unaudited)


- -----------------------------------------------------------------
                                     Three Months Ended March 31,
                                     ----------------------------
                                              1995         1994
- -----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities    $18,172      $ 2,210
                                             -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                          (8,096)      (6,894)
(Increase) decrease in funds held in escrow   (9,496)       9,279
Other                                          2,313          643
                                             -------      -------
Net cash (used in) provided by investing
  activities                                 (15,279)       3,028
                                             -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term
  obligations                                (10,009)     (18,188)
Other                                             --            3
                                             -------      -------
Net cash used in financing activities        (10,009)     (18,185)
                                             -------      -------
Net decrease in cash and cash equivalents     (7,116)     (12,947)
Cash and cash equivalents at beginning
  of period                                   23,548       44,553
                                             -------      -------
Cash and cash equivalents at end of
  period                                     $16,432      $31,606
                                             =======      =======

The accompanying notes are an integral part of these financial statements.

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Chambers Development Company, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. They do not include all information and footnotes which would be required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

NOTE B - PROPOSED MERGER

The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of November 28, 1994 (the "Merger Agreement"), pursuant to which the Company would become a wholly-owned subsidiary of USA Waste Services, Inc. ("USA Waste") through the merger of an existing wholly-owned subsidiary of USA Waste with and into the Company (the "Merger"). The Merger Agreement provides, among other things, for each outstanding share of the Company's Common Stock and Class A Common Stock to be converted into .41667 of a share of USA Waste's Common Stock. Based upon the 15,439,668 shares of the Company's Common Stock and the 51,349,459 shares of Class A Common Stock outstanding as of May 5, 1995, the Company's stockholders will collectively be issued approximately 27,829,000 shares of USA Waste's Common Stock, representing approximately 55.2% of the expected total issued and outstanding shares of USA Waste's Common Stock after the Merger.

The Merger is subject to a number of conditions, including obtaining the approval of the stockholders of the Company and of USA Waste, final settlement of the shareholder litigation discussed in Note C and certain other proceedings involving the Company, and obtaining any necessary regulatory waivers and approvals. It is anticipated that the Merger will be completed by June 30, 1995.

NOTE C--SETTLEMENT OF SHAREHOLDER LITIGATION

Between March 18, 1992 and May 7, 1992, various Company shareholders filed twenty-three actions in the United States District Court for the Western District of Pennsylvania asserting federal securities fraud claims and pendent state law claims against the Company, certain of its officers and

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Settlement Agreements provide that the sum of $10,000,000 will be paid by the Company's directors and officers liability insurance carrier and the sum of $70,000,000 will be paid by the Company in two installments following final court approval of the settlements. The first installment of $25,000,000 is to be paid within thirty days after the settlement effective date (the date upon which the court has finally approved the settlements of the class actions and derivative actions described above, and all times for appeal have expired or all appeals have been finally rejected) and the second installment of $45,000,000 (the "Second Installment") is to be paid one year after the settlement effective date subject to possible earlier payments based on the

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Merger and subsequent refinancing. If the Merger or a comparable transaction is consummated, the total settlement payment will be adjusted by a base increase of $5,000,000, which will be adjusted upward or downward by an amount consisting of $16,000 for each penny above or below $4.50 of merger consideration received in the transaction by the Company's stockholders per share of the Company's Common Stock and Class A Common Stock, together with interest from the settlement effective date to the payment date (the base increase, together with any adjustment thereto, collectively referred to as the "Adjustment"). Based on the market value of USA Waste Common Stock on May 11, 1995, the Adjustment would be $8,136,000. Any amount by which the sum of the Second Installment and the Adjustment exceeds $50,600,000 will be paid by John
G. Rangos, Sr., Chairman and Chief Executive Officer of the Company. John G. Rangos, Sr. has also agreed to guarantee the Company's obligations to make certain payments in the Class Action Settlement in an amount not to exceed $15,000,000.

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

As a result of the foregoing, the Company accrued $85,300,000 for the cost of the settlements and $4,100,000 for other litigation related costs in 1994. Of that total, $79,400,000 was recorded as a charge to unusual items as a component of other income (expense) and $10,000,000 recoverable under the Company's directors and officers liability insurance policy was recorded as a current asset.

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

While the Company believes the above-mentioned accruals and charges are adequate to provide for the settlement and related costs, certain of these amounts are estimates, and actual amounts will depend on the outcome of future events. If such estimated amounts are not adequate, additional charges against income would be made when such determinations are made.

NOTE D - SETTLEMENT OF SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

Shortly after the Company's March 17, 1992 announcement of a change in accounting policies concerning capitalization, the Securities and Exchange Commission (the "Commission") initiated an informal investigation with respect to the Company's accounting method and the accuracy of its financial statements and into the possibility that persons or entities had traded in the Company's securities on the basis of inside information prior to the announcement. On September 30, 1992, a formal order of investigation was issued by the Commission with respect to potential violations by the Company and others of sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934 ("Exchange Act") and various rules promulgated thereunder. The Company has cooperated with the investigation through the production of documents and by providing witnesses pursuant to the Commission's request. On May 9, 1995, the Commission filed a complaint against the Company in the United States District Court for the Western District of Pennsylvania alleging that the Company violated the antifraud provisions of the Securities Act of 1933 ("Securities Act") and the antifraud, reporting, internal controls and recordkeeping provisions of the Exchange Act by issuing false and misleading earnings announcements from 1989 through March 1992 and including false and misleading financial statements in its reports on Forms 10-K and 10-Q and its registration statements filed from 1989 through November 1991. The Company simultaneously consented, without admitting or denying the Commission's allegations, to the entry of an order enjoining it from violating certain provisions of the Securities Act and the Exchange Act and requiring it to pay a civil penalty of $500,000. The $500,000 was accrued in 1994.


The Commission also instituted administrative proceedings under section 21C of the Exchange Act against four present and former officers of the Company, including John G. Rangos, Sr., Chairman and Chief Executive Officer of Chambers, Dale O. Nolder, Jr. and John J. Cushma, two of the Company's former corporate controllers and William R. Nelson, a former chief financial officer of the Company. The Commission found, among other things, that John G. Rangos, Sr. and John J. Cushma each were a cause of the Company's violations of the reporting, internal controls and recordkeeping provisions of the Exchange Act. Each of these four persons consented to the issuance of a cease and desist order without admitting or denying the Commission's findings.

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE E - DIVESTITURES

Net assets held for sale consist of the following (in thousands):


                                            ------------------------
                                            March 31,    December 31,
                                              1995            1994
                                            ------------------------
Inventories and prepaid expenses             $    92         $    96
Property and equipment, net                   11,231          11,222
                                             -------         -------
                                              11,323          11,318
Less allowance for losses                      1,891           2,020
                                             -------         -------
Net assets held for sale                     $ 9,432         $ 9,298
                                             =======         =======

Included in the results of operations for the three-month periods ended March 31, 1995 and 1994 are revenues of $868,000 and $1,055,000, respectively, for businesses whose assets are held for sale. Operating losses of $129,000 and $238,000 for the respective periods have been incurred and charged to the previously established reserve for divestiture losses.

Also included in the results of operations for the three months ended March 31, 1994 are revenues of $385,000 and a loss from operations of $237,000, for a business that was sold during 1994.

NOTE F - CURRENT ACCRUED LIABILITIES

Current accrued liabilities consist of the following (in thousands):

                                            ------------------------
                                            March 31,    December 31,
                                              1995            1994
                                            ------------------------
Shareholder litigation settlement            $10,000         $10,000
Insurance                                      4,356           4,098
Other                                         19,381          20,653
                                             -------         -------
                                             $33,737         $34,751
                                             =======         =======

                                      11

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE G - INCOME TAXES

The provision for income taxes for the three months ended March 31, 1995 and 1994 is for current state and local income taxes. There was no provision for federal income taxes as a result of the Company's loss for both periods.

NOTE H - CONTINGENCIES

EMPLOYMENT AGREEMENTS

In February 1993, the Company entered into employment agreements with certain of its officers that provide such officers with rights to severance benefits if employment with the Company ceases under specified circumstances in connection with a "change of control" of the Company such as the Merger. Such agreements were replaced effective as of February 1995 with agreements substantially similar to the prior agreements except with respect to certain termination provisions unrelated to the change of control termination provisions. If all such rights were to be exercised, the Company would be obligated to pay a total of approximately $7,635,000 to such officers. The term of each of these agreements ends on February 2, 1996.

LITIGATION AND INVESTIGATIONS

The American Stock Exchange and the Chicago Board of Options Exchange are conducting investigations into trading activity on their respective exchanges in the Company's securities and in put options on the Company's securities prior to the March 17, 1992 announcement.

On December 4, 1992, the Company was served with a grand jury subpoena out of the United States District Court for the Eastern District of New York seeking production of public filings and reports disseminated to its shareholders, documents referring to the preparation of its financial statements and other materials. The Company has responded to the subpoena by producing documents. The grand jury investigation is ongoing and it appears to be focusing on issues similar to those raised by the civil litigation discussed in Note C and the Commission's investigation discussed in Note D.

The Company is cooperating with each of the investigations referred to in the two preceding paragraphs.

A declaratory judgement action entitled Morel, et al. v. Chambers Waste Systems of Florida, Inc., was filed on September 29, 1994 in the Circuit Court of the Fifteenth Judicial Circuit of Florida in and for Palm Beach County, Florida. The plaintiffs are asking the court to declare that they are entitled to royalty payments from the Company as calculated by a

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

percentage of gross revenues derived from the Company's landfill located at Berman Road in Okeechobee County, Florida, as well as from any landfill that may be sited in the future by the Company on nearby property. The Company has responded by seeking, among other things, a declaration that any writing or document that the plaintiffs contend such royalty entitlement is based upon is void, voidable or otherwise of no effect or, alternatively, that any royalty payments be solely based upon nearby property to the Company's landfill, when a landfill is developed, if ever, on such property. The outcome of this action is not presently determinable.

Since the announcement of the Merger, three cases have been filed in the Court of Chancery of the State of Delaware in New Castle County against the Company, its officers and directors and USA Waste and Envirofil, Inc. These cases include Smith v. Rangos et al., C.A. No. 13906, Krim v. Rangos et al., C.A. No. 13985, and Adams v. Rangos et al., C.A. No. 13909. Each of these actions relates to the Merger and all of them seek substantially similar relief. Accordingly, a consolidation order was entered by the Court of Chancery on March 1, 1995. The cases have been consolidated for all purposes under Smith
v. Rangos, et al. at C.A. No. 13906 and the caption of the consolidated case is In Re Chambers Development Company, Inc. Shareholders Litigation, Consolidated C.A. No. 13906. The complaint which will govern the consolidated action is the compliant filed in the Krim action. The Krim complaint is brought as a purported class action on behalf of the plaintiff and all similarly situated Company security holders, excluding defendants and any person, firm, corporation or similar entity related to or affiliated with any of the defendants. The complaint alleges that the individual defendants, inter alia, engaged in unfair dealing to the detriment of the putative class; the Merger is grossly unfair to the members of the putative class; the members of the putative class would be irreparably damaged if the Merger were to be consummated; and the defendants' conduct constituted a breach of fiduciary and other common law duties allegedly owed to the putative class. The complaint alleges that the Merger consideration is inadequate for various reasons and that the individual defendants failed to maximize shareholder value. The complaint seeks a declaration that the Merger Agreement was the result of a breach of fiduciary duty by the individual defendants, aided and abetted by the USA Waste defendants, and is thus unlawful and unenforceable; an injunction to enjoin defendants from proceeding with the Merger; an injunction to enjoin defendants from consummating any merger or combination with a third party absent procedures or processes such as an auction; an order invalidating certain proxy arrangements; and an order awarding plaintiff and the class members damages, costs and disbursements, including reasonable attorneys' and experts' fees. Counsel for the parties have engaged in settlement discussions and, based thereon, USA Waste and Chambers anticipate a definitive agreement subject to court approval, will be finalized before the USA Waste Annual Meeting and the Chambers Special Meeting.

CHAMBERS DEVELOPMENT COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth the items in the condensed consolidated statements of operations as a percentage of revenues, and the percentage change in dollar amounts of the items for the three months ended March 31, 1995, as compared with the three months ended March 31, 1994.


                                       Three Months Ended
                                             March 31,     Percentage
                                       ------------------   Increase
                                           1995    1994    (Decrease)
- ---------------------------------------------------------------------
REVENUES                                   100%    100%        (8)%
COSTS AND EXPENSES
  Operating                                 70      70         (8)
  General and administrative                11       9          9
  Depreciation and amortization             14      15        (17)
                                           -----------
Income from Operations                       5       6        (18)
OTHER INCOME (EXPENSE)
  Other income, primarily interest           1       1         12
  Interest expense                         (16)    (10)        50
                                           -----------
Loss Before Income Taxes                   (10)     (3)       183
Provision for Income Taxes                  --      --        (80)
                                           -----------
Net Loss                                   (10)%    (3)%      167
                                           ===========

The following table sets forth the components of revenue change for each of the three months ended March 31, 1995 and 1994:

                                                    1995    1994
                                                    ----    ----
Price                                                (9)%    (5)%
Volume                                                1       2
Divestitures                                          -      (9)
                                                    ---     ---
Total                                                (8)%   (12)%
                                                    ===     ===

The following table sets forth revenues of the Company by each of the principal lines of ongoing business and for divested businesses for each of the three months ended March 31, 1995 and 1994 (dollar amounts in thousands):

                                             Quarter
                                          Ended March 31,
                                       -----------------      Percentage
                                         1995      1994   Increase (Decrease)
- -----------------------------------------------------------------------------
Collection services                    $25,325   $25,816         (2)%
Disposal services (landfills)           18,815    18,883         --
Transfer stations                        6,322    10,857        (42)
Incinerator                              2,592     2,315         12
Recycling services                       1,680     1,510         11
Divested businesses                         --       385       (100)
                                       -------   -------
Total                                  $54,734   $59,766         (8)
                                       =======   =======


REVENUES

Revenues for the first quarter of 1995 decreased by $5.1 million to $54.7 million from $59.8 million for the first quarter of 1994. The 8% decrease in revenues, as discussed in detail below, resulted from a 9% decrease related to price, partially offset by a 1% increase in volume. During 1994, the Company sold one recycling operation with a resulting decrease in revenues attributable to that operation of $0.4 million in the first quarter of 1995.

Landfill revenues for the first quarter of 1995 remained relatively constant compared to the first quarter of 1994. Increased volume at the Company's landfills in Okeechobee County, Florida, Richland County, South Carolina, and Southern Alleghenies, Pennsylvania was partially offset by a reduction in volume at the Charles City County, Virginia site. Landfill revenues were derived from municipal solid waste and from special waste, which consists of nonhazardous waste materials such as sewage sludges, contaminated soils, incinerator ash and industrial residues.

In addition, collection revenues for the first quarter of 1995 were reduced primarily as a result of the Company's contract with Bergen County, New Jersey. In December 1993, the Company was awarded a new three-year agreement at a reduced rate from the prior contract for the municipal solid waste from Bergen County, New Jersey, commencing on March 1, 1994. The contract for the transportation and disposal of ash generated by the Essex County incinerator was awarded to a competitor effective March 16, 1994. The decline in collection revenues is partially offset by increased volume at the Mainline, Pennsylvania facility.

Transfer station revenues declined during the first quarter of 1995 by $4.6 million or 42%, to $6.3 million, from $10.9 million in the first quarter of 1994, due primarily to a rate reduction resulting from the sale but continued operation of the two Morris County, New Jersey, transfer stations on December 31, 1993.

Management believes that progress has been made in replacing a portion of such revenues and waste streams, although at lower operating margins than the terminated contracts, and efforts will continue toward increasing the Company's customer base and marketing its special waste programs.

OPERATING COSTS AND EXPENSES

Operating costs and expenses, which decreased by $3.4 million to $38.4 million from $41.8 million, remained constant as a percentage of revenues to 70% in the first quarter of 1995 as compared with the same period of 1994.

During 1994, the Company sold one recycling operation, with a resulting decrease in operating costs and expenses attributable to that operation of $0.6 million in the first quarter of 1995. In addition, costs for disposal of waste at third-party landfills and transportation expenses were reduced as a result of continued emphasis on the utilization of internal disposal capacity and the decrease in waste volume received by the Company from the Essex County, New Jersey, incinerator, as previously discussed. Further reductions in operating expenses resulted from lower landfill closure and post-closure rates resulting from increases in projected airspace for future expansions of existing landfill sites, partially offset by volume increases at the Company's landfills.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased as a percentage of revenues to 11% in the first quarter of 1995 as compared with 9% during the comparable period of 1994, while increasing by $0.5 million. The percentage increase, which included the effect of severance benefits of $0.7 million during the first quarter of 1995, is due primarily to a decline in revenues, as previously discussed, and merger related expenses of $0.3 million partially offset by the cumulative benefit of the Company's reorganization efforts in 1992, 1993 and late 1994. The first quarter 1995 reorganization efforts are expected to reduce general and administrative expenses in future periods.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased as a percentage of revenues to 14% in the first quarter of 1995 from 15% for the same period of 1994, while decreasing by $1.6 million. The dollar decrease reflects primarily the effect of increases to projected airspace resulting from future expansions of existing landfill sites, partially offset by higher landfill construction cost amortization associated with volume increases at the Company's landfills.

OTHER INCOME, PRIMARILY INTEREST

Other income, primarily interest, remained constant at $0.6 million during the first quarter of 1995 and 1994, respectively.

INTEREST EXPENSE

Interest expense increased $2.9 million to $8.6 million for the first quarter of 1995 as compared with $5.7 million for the first quarter of 1994. Interest expense in each period was less than total interest charges as a result of interest capitalization related to the Company's development of landfills. Capitalized interest totaled $0.9 million and $0.6 million during the first quarter of 1995 and 1994, respectively. Interest costs, before capitalized interest, increased to $9.5 million for the first quarter of 1995 as compared with $6.3 million for the same period of 1994. The increase in interest costs is attributable primarily to an early redemption premium and escalating extension fees resulting from amendments to the Company's credit facility and senior note agreements in November 1994.

INCOME TAXES

The provision for income taxes for the first quarter of 1995 and 1994 represents provisions for state and local income taxes. There was no provision for federal income taxes as a result of the Company's operating loss carryforwards.

NET LOSS

The net loss was $5.3 millon for the first quarter of 1995, as compared with a net loss of $2.0 million for the first quarter of 1994. This increase in net loss resulted from a decrease in revenues and an increase in interest expense, partially offset by a decrease in operating costs and depreciation and amortization, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1995, cash and cash equivalents decreased by $7.1 million, from $23.5 million at December 31, 1994 to $16.4 million at March 31, 1995. Working capital, although a deficit, improved by $3.2 million, to $9.0 million at March 31, 1995. Cash flow activity for the first quarter of 1995 included $18.2 million provided by operating activities of which $10.0 million was received from the Company's directors and officers liability insurance carrier, more than offset by $15.3 million used by investing activities and $10.0 million utilized in financing activities.

Investing activities in the first quarter of 1995 included escrow activity of $9.5 million, primarily resulting from $10.0 million in proceeds from the Company's directors and officers liability insurance carrier placed in excrow to fund the Settlement Agreements discussed in Note C to the condensed consolidated financial statements, net of $0.5 million in other escrow activity. Investing activities also included $8.1 million utilized for capital expenditures.

Cash used in financing activities during the first quarter of 1995 consisted of $10.0 million of principal payments on long-term obligations.

The Company's operation within the environmental services industry subjects it to future financial obligations with regard to closure and post-closure monitoring and site maintenance costs associated with the solid waste landfills it operates. Final closure and post-closure monitoring and site maintenance costs represent the costs related to cash expenditures to be incurred after a landfill ceases to accept waste and closes. Such costs include final capping of the site and site inspections, groundwater monitoring, leachate management, methane gas control and maintenance costs to be incurred for up to 30 years after the facility closes. Final closure and post-closure monitoring and site maintenance costs are estimated to be $85,000,000 at the time all Company landfills have reached their respective capacity. The accrual for these costs is recorded as airspace at the respective landfill site is consumed.

As of March 31, 1995, accrued liabilities for all closure and post-closure monitoring and maintenance costs totaled $26,919,000, of which $1,534,000 is classified as a current liability in the accompanying condensed consolidated balance sheet. The Company periodically reviews and updates the underlying assumptions used to determine such estimates and, accordingly, the estimate of such total projected costs is subject to periodic revision and adjustment.

The Company anticipates that the final settlement of the shareholder litigation, the Merger and the refinancing of substantially all of the indebtedness of Chambers and USA Waste will be completed in late June 1995.

Management believes that the operations of the existing sites plus a combination of existing cash and asset sales will support the operational requirements of the Company, including the construction of additional cells for the receipt of waste. Funds supporting those sites which the Company has under development have previously been generated from capital markets and through project financing from industrial revenue bond sources. Over the past three years, however, the Company's access to capital markets for purposes of new development has been restricted. Management believes the Merger will open capital markets that will enable new landfill development as well as continued development of existing sites. However, should the Merger not be consummated, development of additional new landfill sites will be limited.

Except as disclosed herein, there have been no material changes in the Company's financial condition from that reported at December 31, 1994.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and in Note C to the accompanying condensed consolidated financial statements, between March 18, 1992 and May 7, 1992, various Chambers shareholders filed twenty-three actions in the United States District Court for the Western District of Pennsylvania asserting federal securities fraud claims and pendent state law claims against Chambers, certain of its officers and directors, its former auditors, and the underwriters of its securities (the "Federal Class Action"). The significant part of these actions, as amended and consolidated on November 4, 1992, under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Civil Action No. 92-0679, and brought on behalf of a putative class of purchasers of Chambers' securities between March 18, 1988 and October 20, 1992, is the allegation that the decrease in Chambers' stock price during the period from Chambers' March 17, 1992 announcement of a change in accounting method relating to capitalization of certain costs and expenses through its October 20, 1992 announcement of a $362 million reduction in retained earnings as of December 31, 1991, as compared to the amount previously reported, and a restatement of its 1990 and 1989 consolidated financial statements, was caused by Chambers' misrepresentation of its earnings and financial condition. One of the original twenty-three complaints, Yeager
v. Rangos, et al., C.A. No. 92-1081, also asserts derivative claims on behalf of Chambers (which is named as a nominal defendant) for breach of fiduciary duty against certain of its officers and directors and for negligence against its former auditors (the "Federal Derivative Action").

     In addition, three parallel lawsuits were filed in state courts. Two derivative actions, asserting waste and mismanagement claims on behalf of Chambers against certain of its officers and directors, have been filed in the Delaware Court of Chancery for New Castle County (the "Delaware Derivative Actions") and are pending under the caption In Re: Chambers Development Company, Inc. Shareholders Litigation, Consolidated C.A. No. 12508. One purported class action, alleging state securities law and common law claims, has been filed in the Court of Common Pleas of Allegheny County, Pennsylvania, under the caption Integrated Investments, Inc., et al. v. Chambers Development Company, Inc., et al., No. G.D. 92-7036 (the "State Class Action" and, together with the Federal Class Action, the "Class Actions").

     The complaints in the Class Actions allege that Chambers, in publicly disseminated materials, intentionally or negligently misstated its earnings during the class period, thereby deceiving Chambers' shareholders and others with respect to its growth prospects and profitability. In particular, the plaintiffs allege that Chambers' earnings were improperly increased by capitalizing certain costs and expenses in violation of generally accepted accounting principles, in part through the use of a formula which arbitrarily allocated indirect costs and expenses to landfill and development activities. In addition, the plaintiffs allege that Chambers had an inadequate information system and failed to maintain the records necessary to support the capitalization of such costs and expenses.

     The Federal Class Action claims assert violations of section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 promulgated hereunder, section 11 of the Securities Act of 1993 ("Securities Act") and negligent misrepresentation against Chambers. Claims under section 12(2) and 20(a) of the Securities Act have been asserted against Chambers' officers and directors who are named as defendants, but not against Chambers. The State Class Action asserts similar violations of the Pennsylvania securities laws. These actions seek to recover damages in an unspecified amount which the class members allegedly sustained by purchasing Chambers' securities at artificially inflated prices, as well as related relief.

     The section 11 claims relate to the sale in April 1989 of 2.85 million shares of Chambers' Class A Common Stock at $25 per share (equivalent to 5.7 million shares of its Class A Common Stock at $12.50 per share after a subsequent two-for-one stock split), the issuance in September 1989 of $110 million principal amount of Chambers' 6 3/4% Convertible Subordinated Debentures Due September 15, 2004 (subsequently converted in Class A Common Stock on or about September 16, 1991 at $21.125 per share), and the sale in June 1992 of 7 million shares of Chambers' Class A Common Stock at $24.875 per share, and may be asserted by plaintiffs who, subject to certain conditions, are able to trace their purchases to these offerings. The section 10(b) fraud and negligent misrepresentation claims relate to these three offerings and open market transactions, whether or not the plaintiffs are able to trace their purchases to a specific offering. Chambers has been advised by its counsel that the plaintiffs have alleged that the restatement of Chambers' 1990 and 1989 consolidated financial statements is an admission that they were materially misstated. However, Chambers has also been advised by its counsel that Chambers' former auditors and former chief financial officer have contended that Chambers' prior consolidated financial statements were fairly presented in accordance with generally accepted accounting principles. If a plaintiff were to establish that Chambers' consolidated financial statements were materially misstated, Chambers would be liable for statutorily prescribed damages under section 11 (subject to a causation defense in which Chambers bears the burden of proving that some or all of the loss resulted from factors other than the misstatement and subject to the statute of limitations defense) and for damages established by case law under section 10(b) and the common law claims if that plaintiff were able to establish the remaining elements of those claims and Chambers had no affirmative defense.)

     The Federal Derivative Action and the Delaware Derivative Actions assert, inter alia, that Chambers' officers and directors committed acts of waste, mismanagement and breach of fiduciary duty by allegedly instituting or approving Chambers' accounting policies relating to capitalization of certain costs and expense for the purpose of increasing their salaries, fees, stock and other benefits. These actions, which seek recovery of unspecified damages on behalf of Chambers, allege that Chambers has been damaged because it has become exposed to the risk of an adverse judgment or settlement in the class actions, that it has incurred and will incur costs to defend the class actions, and that it has suffered injury to its reputation.

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

     The Class Action Settlement Agreement provides that the sum of $8 million will be paid by Chambers' directors and officers liability insurance carrier and the sum of $70 million will be paid by Chambers in two installments following final court approval of the settlement. The first installment of $25 million, together with interest calculated from the Settlement Effective Date (as hereinafter defined) to the date of payment, is to be made no later than the earlier of (i) 30 days after the Settlement Effective Date or (ii) after the Settlement Effective Date and two days after the Merger or any comparable transaction (as defined in the Class Action Settlement Agreement) of Chambers with any other company has been consummated. The second installment of $45 million, together with interest calculated from the Settlement Effective Date to the date of payment (the "Second Installment"), is to be made no later than the earlier of (i) one year after the Settlement Effective Date or (ii) the date after the Settlement Effective Date and five days after certain refinancing shall have been obtained by the combined entity resulting from the Merger or a comparable transaction. "Settlement Effective Date" is defined as that date upon which (i) the court has finally approved the Class Action settlement after due notice and hearing, (ii) final judgment dismissing the Class Actions as to the settling defendants has been entered, (iii) all times for appeal or other direct attack on the adequacy of the settlement have expired or any such direct attack shall have been finally rejected, and (iv) all related actions (as defined in the Class Action Settlement Agreement) have been dismissed with prejudice; provided, however, that the dismissal of any such related actions may be conditioned upon the subsequent approval of the settlement and the occurrence of the Settlement Effective Date. If the Merger or a comparable transaction is consummated, the total settlement payment will be adjusted by a base increase of $5 million, which will be adjusted upward or downward by an amount consisting of $16,000 for each penny above or below $4.50 of Merger consideration received by Chambers stockholders per share of Chambers Common Stock or Class A Common Stock, together with interest from the Settlement Effective Date to the payment date

(the base increase, together with any adjustment thereto, collectively referred to as the "Adjustment"). Any amount by which the sum of the Second Installment and the Adjustment exceed $50.6 million will be paid by John G. Rangos, Sr., Chairman and Chief Executive Officer of Chambers. The Adjustment shall be payable no later than the earlier of (i) one year after the Settlement Effective Date or (ii) five days after certain refinancing shall have been obtained by the combined entity in the Merger or a comparable transaction. However, the Adjustment shall be payable only if (i) the Merger or a comparable transaction shall have been consummated within one year after the Settlement Effective Date or (ii) the Merger Agreement or an agreement for a comparable transaction is in effect on the date one year after the Settlement Effective Date and the Merger or such comparable transaction is consummated thereafter. John G. Rangos, Sr. has also agreed to guarantee Chambers' obligations to make certain payments in the Class Action settlement in an amount not to exceed $15 million.

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

     In addition, in order for the settlements to be effective, certain related actions, as described in the Settlement Agreements, must be dismissed with prejudice, including the State Class Action and the Delaware and Pennsylvania Derivative Actions. These related actions do not include the cases captioned Option Resource Group, et al. v. Chambers Development Company, Inc., et al., and Southeast Investments v. Chambers Development Company, Inc., et al., which are described below; these matters may still be pending after the Class Action and Derivative Action settlements.

     The Settlement Agreements provide that Chambers and its present and former officers, directors and employees will receive releases from the plaintiffs. Under the Settlement Agreements, the plaintiffs' actions continued against certain defendants other than Chambers. The terms of settlement also include a right to terminate the settlements based on appeals or opt-outs with respect to the Class Actions. After Chambers entered into the Settlement Agreements, the class and derivative plaintiffs entered into settlements with Grant Thornton, which previously served as Chambers' accountants. Chambers then entered into an agreement with the class plaintiffs to settle their claims against a group of underwriters of certain of Chambers' securities offerings. Chambers has agreed to pay $300,000 to the class plaintiffs to resolve these claims for which the underwriters sought indemnity from Chambers. The Settlement Agreements provide for the seeking of bar orders and also have judgment reduction provisions that are intended to protect Chambers and the settling individual defendants from claims over by Grant Thornton and the underwriters in the event that their settlements are not approved by the court or otherwise do not become final. On March 22, 1995, the court granted preliminary approval of the settlements and the distribution of notices to Chambers' stockholders and the plaintiff class members regarding the settlements. A hearing upon the fairness, reasonableness and adequacy of the proposed settlements has been scheduled for May 19, 1995.

     On May 12, 1995, Chambers was informed that several potential class members, representing approximately 673,000 shares of Chambers stock, have requested exclusion from the Class Action Settlement Agreement. While the Settlement Agreements provide that such opt-outs would give Chambers and certain other settling defendants, including Grant Thornton, the right to withdraw from the Settlement Agreements, Chambers' management intends to proceed with the settlements. Under the terms of the Settlement Agreements, Chambers may still proceed with the settlements whether or not such other defendants elect to withdraw. Chambers has also been informed that the Option Resource Group action described below will still be pending after the settlement of the Class Action and the Derivative Action. In addition, two objections were filed to the Derivative Action Settlement Agreement. It is believed that such objections are not significant and are unlikely to prevent approval of the settlement. Objections to the Settlement Agreements were required to be filed with the court by May 11, 1995 and requests for exclusion were required to be mailed by May 11, 1995.

     Shortly after Chambers' March 17, 1992 announcement of a change in accounting policies concerning capitalization, the Securities and Exchange Commission initiated an informal investigation with respect to Chambers' accounting method and the accuracy of its financial statements and into the possibility that persons or entities had traded in Chambers' securities on the basis of inside information prior to the announcement. On September 30, 1992, a formal order of investigation was issued by the Commission with respect to potential violations by Chambers and others of sections 10(b), 13(a) and 13(b) of the Exchange Act and various rules promulgated thereunder. Chambers has cooperated with the investigation through the production of documents and by providing witnesses pursuant to the Commission's request. On May 9, 1995, the Commission filed a complaint against Chambers in the United States District Court for the Western District of Pennsylvania alleging that Chambers violated the antifraud provisions of the Securities Act and the antifraud, reporting, internal controls and recordkeeping provisions of the Exchange Act by issuing false and misleading earnings announcements from 1989 through March 1992 and including false and misleading financial statements in its reports on Forms 10-K and 10-Q and its registration statements filed from 1989 through November 1991. Chambers simultaneously consented, without admitting or denying the Commission's allegations, to the entry of an order enjoining it from violating certain provisions of the Securities Act and the Exchange Act and requiring it to pay a civil penalty of $500,000.

     The Commission also instituted administrative proceedings under section 21C of the Exchange Act against four present and former officers of Chambers, including John G. Rangos, Sr., Chairman and Chief Executive Officer of Chambers, Dale O. Nolder, Jr. and John J. Cushma, two of Chambers' former corporate controllers and William R. Nelson, a former chief financial officer of Chambers. The Commission found, among other things, that John G. Rangos, Sr. and John J. Cushma each were a cause of Chambers' violations of the reporting, internal controls and recordkeeping provisions of the Exchange Act. Each of these four persons consented to the issuance of a cease and desist order without admitting or denying the Commission's findings.

     The American Stock Exchange and the Chicago Board of Options Exchange have also informed the Company that they are conducting investigations into insider activity on their respective exchanges in Chambers' securities and in put options on Chambers' securities prior to the March 17, 1992 announcement.

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

     Chambers is cooperating with each of the investigations referred to in the two preceding paragraphs.

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

     Since the announcement of the Merger, three cases have been filed in the Court of Chancery of the State of Delaware in New Castle County against Chambers, its officers and directors and USA Waste and Envirofil. These cases include Smith v. Rangos, et al., C.A. No. 13906, Krim v. Rangos et al., C.A. No. 13985, and Adams v. Rangos, et al., C.A. No. 13909. Each of these actions relates to the Merger and all of them seek substantially similar relief. Accordingly, a consolidation order was entered by the Court of Chancery on March 1, 1995. The cases have been consolidated for all purposes under Smith
v. Rangos, et al., and the caption of the consolidated case is In Re Chambers Development Company, Inc. Shareholder Litigation, Consolidated C.A. No. 13906. The complaint which will govern the consolidated action is the complaint filed in the Krim action. The Krim complaint is brought as a purported class action on behalf of the plaintiff and all similarly situated Chambers security holders, excluding defendants and any person, firm, corporation or similar entity related to or affiliated with any of the defendants. The complaint alleges that the individual defendants, inter alia, engaged in unfair dealing to the detriment of the putative class; the Merger is grossly unfair to the members of the putative class; the members of the putative class would be irreparably damaged if the Merger were to be consummated; and the defendants' conduct constituted a breach of fiduciary and other common law duties allegedly owed to the putative class. The complaint alleges that the Merger consideration is inadequate for various reasons and that the individual defendants failed to maximize shareholder value. The complaint seeks a declaration that the Merger Agreement was the result of a breach of fiduciary duty by the individual defendants, aided and abetted by the USA Waste defendants, and is thus unlawful and enforceable; an injunction to enjoin defendants from proceeding with the Merger; an injunction to enjoin defendants from consummating any merger or combination with a third party absent procedures or processes such as an auction; an order invalidating certain proxy arrangements; and an order awarding plaintiff and the class members damages, costs and disbursements, including reasonable attorneys' and experts' fees. Counsel for the parties have engaged in settlement discussions and, based thereon, USA Waste and Chambers anticipate a definitive agreement, subject to court approval, will be finalized before the USA Waste Annual Meeting and the Chambers Special Meeting.

Item 6.  Exhibits and Reports.

    (a)  The following exhibit is attached hereto:

         27.1     Financial Data Schedule.



    (b) No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1995.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       CHAMBERS DEVELOPMENT COMPANY, INC.




Date:   May 15, 1995           By: /s/ William Rodgers, Jr.
                                  -------------------------
                                  Senior Vice President and
                                  Chief Financial Officer

                                    EXHIBITS

                                       TO

                                   FORM 10-Q

                                       OF

                       CHAMBERS DEVELOPMENT COMPANY, INC.

                                    FOR THE

                          QUARTER ENDED MARCH 31, 1995

                                 EXHIBIT INDEX


         27     Financial Data Schedule